Form 10-Q
period 1997-09-30
CORSAIR COMMUNICATIONS INC
filed 1997-11-13
CIK 1028285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------


                                    FORM 10-Q

(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997.


    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22859


                          CORSAIR COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                77-0390406
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)

    3408 Hillview Avenue Palo Alto, CA                     94304
 (Address of principal executive offices)               (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (650) 842-3300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) [ X ] Yes     [   ] No;                 (2) [   ] Yes     [ X ] No

     The number of shares of the Registrant's Common Stock outstanding as of October 1, 1997 was 13,632,192.

                                      INDEX
                                                                        Page No.
Part I.  Financial Information

Item 1.  Financial Statements

         Balance Sheets as of September 30, 1997 and December 31, 1996........3

         Statements of Operations for the three and nine months
                  ended September 30, 1997 and 1996 ..........................4

         Statements of Cash Flows for the three and nine months
                  ended September 30, 1997 and 1996 ..........................5

         Notes to Financial Statements .......................................6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................7


Part II.  Other Information

Item 1.  Legal Proceedings ..................................................20

Item 2.  Changes in Securities ..............................................20

Item 3.  Defaults Upon Senior Securities ....................................20

Item 4.  Submission of Matters to a Vote of Security Holders ................20

Item 5.  Other Information ..................................................20

Item 6.  Exhibits and Reports on Form 8-K ...................................20


Signatures ..................................................................21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                         September 30,                     December 31,
                                                             1997                             1996
                                                    ---------------------            ---------------------
Assets                                                   (unaudited)                        (audited)
Cash and cash equivalents                              $      11,819                    $      17,052
Short-term investments                                        44,424                            2,452
Trade accounts receivable, net                                 4,722                            3,260
Inventories, net                                               6,036                            3,970
Evaluation inventory                                           5,633                            5,328
Prepaids and other                                               731                              126
                                                    ---------------------            ---------------------
   Total current assets                                $      73,365                    $      32,188
Property and equipment, net                                    3,260                            2,424
Other assets                                                     404                              299
                                                    =====================            =====================
   Total assets                                        $      77,029                    $      34,911
                                                    =====================            =====================



Liabilities and Stockholders' Equity

Accounts payable                                      $        1,513                    $       3,428
Accrued expenses                                               4,911                            2,502
Short-term obligations                                           429                            2,089
Deferred revenue                                              12,147                            4,487
                                                    ---------------------            ---------------------
   Total current liabilities                                  19,000                           12,506
Long-term obligations                                            551                            4,394
                                                    ---------------------            ---------------------
   Total liabilities                                          19,551                           16,900
Stockholders' equity                                          57,478                           18,011
                                                    =====================            =====================
Total liabilities and stockholders' equity             $      77,029                      $    34,911
                                                    =====================            =====================


The accompanying notes are an integral part of this financial information.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                 --------------------------------    --------------------------------
                                                     1997               1996              1997              1996
                                                 --------------    --------------    --------------    --------------
Revenues:
     System revenue                               $   11,351       $       5,552      $     29,653     $       9,989
     Service revenue                                   1,676                 372             3,694               827
                                                 --------------    --------------    --------------    --------------
         Total revenues                               13,027               5,924            33,347            10,816

Cost of revenues:
     Cost of system revenue                            6,431               5,165            21,398             9,837
     Cost of service revenue                             938                 548             2,474             1,319
                                                 --------------    --------------    --------------    --------------
         Total cost of revenues                        7,369               5,713            23,872            11,156
                                                 --------------    --------------    --------------    --------------
Gross profit (deficit)                                 5,658                 211             9,475              (340)

Operating costs and expenses:
     Research and development                          1,892               1,259             4,886             3,401
     Sales and marketing                               1,934               1,374             5,265             3,405
     General and administrative                          859                 581             2,827             1,787
                                                 --------------    --------------    --------------    --------------

Total operating costs and expenses                     4,685               3,214            12,978             8,593
                                                 --------------    --------------    --------------    --------------

     Operating income (loss)                             973              (3,003)           (3,503)           (8,933)
Interest income (expense), net                           516                (150)              559               (95)
                                                 --------------    --------------    --------------    --------------
     Income (loss) before income taxes
         And extraordinary item                        1,489              (3,153)           (2,944)           (9,028)
Provision for income taxes                                 5                   1                 8                 1
                                                 --------------    --------------    --------------    --------------
Income (loss) before debt extinguishment               1,484              (3,154)           (2,952)           (9,029)
Loss on debt extinguishment, net                        (428)                 --              (428)               --
                                                 --------------    --------------    --------------    --------------

Net income (loss)                                $     1,056       $      (3,154)    $      (3,380)    $      (9,029)
                                                 ==============    ==============    ==============    ==============

Net income (loss) per share before
     extraordinary item                          $      0.11       $       (0.37)    $       (0.25)    $       (1.06)
                                                 ==============    ==============    ==============    ==============

Extraordinary item                               $     (0.03)                 --     $       (0.04)                --
                                                 ==============    ==============    ==============    ==============

Net income (loss) per share                      $      0.08       $       (0.37)    $       (0.29)    $       (1.06)
                                                 ==============    ==============    ==============    ==============

Shares used in per share calculations                 13,392               8,509            11,677             8,502
                                                 ==============    ==============    ==============    ==============


The accompanying notes are an integral part of this financial information.


                      STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                     Nine Months Ended September 30,
                                                                                  -------------------------------------
                                                                                      1997                    1996
                                                                                  -------------           -------------
Cash flows from operating activities
     Net loss                                                                      $   (3,380)             $   (9,029)

     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  1,081                     717
         Amortization of deferred compensation                                            395                       -
         Loss on disposition of fixed assets                                              100                       -
         Loss on debt extinguishment                                                      428                       -

     Changes in operating assets and liabilities:
         Trade accounts receivable                                                     (1,462)                 (5,812)
         Inventories and evaluation inventories                                        (2,371)                 (6,021)
         Prepaid expenses and other assets                                               (730)                   (131)
         Accounts payable and accrued expenses                                            494                   3,659
         Deferred revenue                                                               7,660                   2,076
                                                                                  -------------           -------------
              Net cash provided by (used in) operating activities                       2,215                 (14,541)
                                                                                  -------------           -------------

Cash flows from investing activities:
     Purchase of short-term investments                                               (51,470)                      -
     Proceeds from sales/maturities of short-term investments                           9,498                   1,957
     Purchases of property and equipment                                               (1,634)                   (202)
                                                                                  -------------           -------------
         Net cash provided by (used in) investing activities                          (43,606)                  1,755
                                                                                  -------------           -------------

Cash flows from financing activities:
     Proceeds from sale of Preferred Stock, net of costs                                2,997                       -
     Proceeds from exercise of Common Stock options                                       397                      36
     Proceeds from IPO, net of costs                                                   39,059                       -
     Proceeds from notes payable and credit line                                            -                   6,925
     Proceeds  from issuance of warrants                                                    -                     131
     Payments on note payable                                                          (6,010)                   (169)
     Principal payment on capital lease                                                  (285)                   (158)
                                                                                  -------------           -------------
         Net cash provided by financing activities                                     36,158                   6,765
                                                                                  -------------           -------------

     Net decrease in cash and cash equivalents                                         (5,233)                 (6,021)
     Cash and cash equivalents, beginning of period                                    17,052                   7,072
                                                                                  =============           =============
     Cash and cash equivalents, end of period                                      $   11,819              $    1,051
                                                                                  =============           =============

Supplemental disclosures of cash flow information:
     Cash paid during the period:
         Interest                                                                  $      552              $      242
                                                                                  =============           =============
         Income taxes                                                              $        8              $        1
                                                                                  =============           =============

Non-cash financing and investing activities:
     Assets acquired through capital lease                                         $      365              $      765
                                                                                  =============           =============
     Deferred compensation relating to stock option grants                         $    1,129              $       14
                                                                                  =============           =============

The accompanying notes are an integral part of this financial information.


                         NOTES TO FINANCIAL INFORMATION
               (Information as of September 30, 1997 is unaudited)

1.   Basis of Presentation

              The accompanying unaudited financial information has been prepared by Corsair Communications, Inc. ("Corsair" or the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q and article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the financial statements and information contained in the Company's registration statement on Form S-1, dated July 29, 1997.

2.       Net Income (Loss) Per Share

              Net income (loss) per share is based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period.

              The Financial Accounting Standards Board recently issued SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods basic EPS will be higher than earnings per share as presented in the accompanying financial statements and diluted EPS will not differ materially from earnings per share as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

3.       Inventories

              Inventories are stated at the lower of cost or market and are summarized as follows:

     (In thousands)               September 30,           December 31,
                                      1997                    1996
                                 ---------------         ---------------
      Raw materials                $   2,971              $   2,492
      Work in progress                 1,094                  1,026
      Finished goods                   1,971                    452
                                 ---------------         ---------------
                                   $   6,036              $   3,970
                                 ===============         ===============

4.        Extraordinary Item

              The Company incurred a loss on debt extinguishment of $428,000 associated with paying the principal and interest of $5.1 million of short-term and long-term notes payable. The loss was comprised of pre-payment penalties and amortization of the remaining discount on debt associated with warrants issued along with the notes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

The following should be read in conjunction with the Company's condensed financial statements and notes thereto.

Overview

         Corsair was incorporated in December 1994 in connection with the purchase of certain in-process research and development and certain assets from a subsidiary of TRW Inc. The Company further developed this technology into the PhonePrint cloning fraud prevention system and first recorded revenues from commercial shipment of this system in June 1995. From inception, the Company's operating activities have related primarily to the commercialization, continued development and enhancement of PhonePrint, the sale and marketing of PhonePrint, and the development of potential new products. In 1995, the Company generated revenues of $7.6 million based upon sales of PhonePrint to two customers. In 1996, the Company generated revenues of $19.6 million based upon sales of PhonePrint to nine customers. In the nine months ended September 30, 1997, the Company generated revenues of $33.3 million based upon sales of PhonePrint to twenty customers.

         To date, all of the Company's revenues have been attributable to PhonePrint, and the Company anticipates that the sale and license of the hardware and software that constitute PhonePrint and the sale of associated services will continue to account for substantially all of the Company's revenues at least through the end of 1998. As a result, the Company's future operating results will depend on the demand for and market acceptance of PhonePrint.

         There are two components of revenues attributable to PhonePrint: system revenue and service revenue. System revenue is comprised of both the sale of hardware and the licensing of software. Revenue from hardware sales is recognized upon the commissioning of the product (the activation of the cell site equipment) unless a sales contract contains specific acceptance criteria, in which case, hardware revenue is recognized upon achievement of those criteria. Software license revenue is recognized over the period of the software license term. Service revenue is primarily derived from maintenance contracts and subscriptions to the PhonePrint Roaming Network, which is recognized monthly over the term of the contract. Service revenue also includes revenue resulting from time and material billing, training courses, consulting, operations support, and the provision of spare parts, each of which is recognized in the month the service is provided to the customer.

         Cost of system  revenue  consists of the cost of hardware and software, as well as license and royalty fees. Cost of hardware revenue consists of manufacturing overhead for the Company's test and assembly operation, materials purchased from the Company's subcontractors and vendors, hardware purchased from third party vendors, depreciation of rental units, and shipping costs. Cost of software license revenue primarily includes fees paid to third party software vendors, as well as costs associated with the installation and configuration of the software. Cost of service revenue consists primarily of expenses for personnel engaged in network support, customer support, installation, training and consulting as well as communications charges and network equipment depreciation.

         The Company's gross margin has varied significantly in the past and may vary significantly in the future, depending on the mix of services and systems. The Company's software licenses have a higher gross margin than its service and hardware revenue. In addition, the hardware gross margin varies from customer to customer depending on the contract and from model to model depending upon the customer's cell site and switch configuration. Therefore, the Company's operating results will be affected by the mix of hardware units, software licenses, and service fees recognized during the period.

         The Company sells PhonePrint primarily through its direct sales force, but has also entered into distribution agreements with Motorola, Inc., Ericsson Radio Systems A.B., and Aurora Wireless Technologies, Ltd. and seeks to enter into additional distribution agreements for international markets. The Company has entered into a sales referral agreement with Lucent Technologies, Inc. The Company's gross margin will also vary depending on the mix of direct sales and sales through distribution channels.

         The Company continues to make efforts to achieve profitability by increasing sales volume, decreasing costs of goods sold, and through certain other measures. While the Company has certain programs in place intended to reduce the costs of certain components of the system, the Company expects that its operating expenses will continue to increase in the foreseeable future. As a result, there can be no assurance that the Company will maintain or achieve sustained profitability.

Results of Operations-Three Months Ended September 30, 1997

         Revenues. For the three months ended September 30, 1997, total revenues were $13.0 million, compared with $5.9 million for the comparable 1996 period. This increase resulted primarily from an increase in sales of PhonePrint systems. System revenue was $11.3 million for the three months ended September 30, 1997, compared with $5.5 million for the comparable 1996 period. Service revenue was $1.7 million for the three months ended September 30, 1997, compared with $372,000 for the comparable 1996 period. The increase in service revenue was attributable to growth in the installed base of PhonePrint units covered by service contracts ($657,000) and initial revenue attributable to the Company's PhonePrint Roaming Network service ($647,000).

         Gross Profit (Deficit). Gross profit increased to $5.7 million in the three months ended September 30, 1997 from a gross profit of $211,000 in the comparable 1996 period. The increase in gross profit was due primarily to system revenue which contributed $4.9 million in gross profit for the three months ended September 30, 1997 as compared to gross profit of $387,000 in the comparable 1996 period. Service revenue gross profit for the three months ended September 30, 1997 improved to $738,000 as compared to a gross deficit of $176,000 in the comparable 1996 period. In the three months ended September 30, 1997, total gross margin was 43.4% consisting of 43.3% system gross margin and 44.0% service gross margin.

         Research and Development. Research and development expenses were $1.9 million, or 14.5% of total revenues, for the three months ended September 30, 1997, compared with $1.3 million for the comparable 1996 period. This increase in expenditures was due primarily to the hiring of additional engineering personnel related to the continued development of PhonePrint and development work on new products.

         Sales and Marketing. Sales and marketing expenses were $1.9 million, or 14.8% of total revenues, during the three months ended September 30, 1997, compared with $1.4 million for the comparable 1996 period. The increase in expenses resulted from the hiring of additional sales and marketing personnel to support the increased sales of PhonePrint and to support the increase in service revenue. The Company expects its sales and marketing expenses to increase in absolute dollars in the foreseeable future as it expands the scope of its sales and marketing efforts.

         General and Administrative. General and administrative expenses increased to $859,000 million or 6.6% of total revenues, in the three months ended September 30, 1997, compared with $581,000 million for the comparable 1996 period. This increase in expenditures was due primarily to higher personnel expenses related to increased staffing.

         Interest Income (Expense), Net. Net interest income was $516,000 in the three months ended September 30, 1997 as compared to net interest expense of $150,000 in the comparable 1996 period. Net interest income and expense consists of interest income from the Company's cash and short-term investments, net of interest expense on the Company's equipment loans, equipment lease lines and other loans. The increase in net interest income was a result of larger average cash investments attributable to the proceeds received from the Company's initial public offering of Common Stock completed in July 1997.

         Extraordinary Items. The Company incurred a loss on debt extinguishment of $428,000 associated with paying the principal and interest of $5.1 million on short-term and long-term notes payable.

         Income Taxes. The income tax expense in the three months ended September 30, 1997 and 1996 represents minimum state tax liabilities.

Results of Operations-Nine Months Ended September 30, 1997

         Revenues. For the nine months ended September 30, 1997, total revenues were $33.3 million, compared with $10.8 million for the comparable 1996 period. This increase resulted primarily from an increase in sales of PhonePrint systems. System revenue was $29.6 million for the nine months ended September 30, 1997, compared with $10.0 million for the comparable 1996 period. Service revenue was $3.7 million for the nine months ended September 30, 1997, compared with $827,000 for the comparable 1996 period. The increase in service revenue was attributable to growth in the installed base of PhonePrint units covered by service contracts ($1.5 million) and initial revenue attributable to the Company's PhonePrint Roaming Network service ($1.4 million). For the nine month periods ended September 30, 1997 and 1996, international revenues comprised 12.5% and 0.0% of total revenues respectively.

         Gross Profit (Deficit). Gross profit increased to $9.5 million in the nine months ended September 30, 1997 from a gross deficit of $340,000 in the comparable 1996 period. The increase in gross profit was due primarily to system revenue which contributed $8.2 million in gross profit for the nine months ended September 30, 1997 as compared to gross profit of $152,000 in the comparable 1996 period. In the first nine months of 1997, total gross margin was 28.4% consisting of 27.8% system gross margin and 33.0% service gross margin.

         Research and Development. Research and development expenses were $4.9 million, or 14.6% of total revenues, for the nine months ended September 30, 1997, compared with $3.4 million for the comparable 1996 period. This increase in expenditures was due primarily to the hiring of additional engineering personnel related to the continued development of PhonePrint and development work on new products. The Company believes that continued investment in research and development is critical to attaining its strategic objectives, and as a result, expects absolute dollars spent on product development to increase in the foreseeable future.

         Sales and Marketing. Sales and marketing expenses were $5.3 million, or 15.7% of total revenues, during the nine months ended September 30, 1997, compared with $3.4 million for the comparable 1996 period. The increase in expenses resulted from the hiring of additional sales and marketing personnel to support the increased sales of PhonePrint and to support the increase in service revenue. The Company expects its sales and marketing expenses to increase in absolute dollars in the foreseeable future as it expands the scope of its sales and marketing efforts.

         General and Administrative. General and administrative expenses increased to $2.8 million or 8.4% of total revenues, in the nine months ended September 30, 1997, compared with $1.8 million for the comparable 1996 period. This increase in expenditures was due primarily to higher personnel expenses related to increased staffing.

         Interest Income (Expense), Net. Net interest income was $559,000 in the nine months ended September 30, 1997 as compared to net interest expense of $95,000 in the comparable 1996 period. Net interest income and expense consists of interest income from the Company's cash and short-term investments, net of interest expense on the Company's equipment loans, equipment lease lines and other loans. The increase in net interest income was a result of larger average cash investments attributable to the proceeds received from the Company's initial public offering of Common Stock completed in July 1997.

         Extraordinary Items. The Company incurred a loss on debt extinguishment of $428,000 associated with repaying the principal and interest on $5.1 million in short-term and long-term notes payable.

         Income Taxes. The income tax expense in the nine months ended September 30, 1997 and 1996 represents minimum state tax liabilities.

Liquidity and Capital Resources

         The Company has funded its operations from inception primarily through a series of Preferred Stock, debt financings, and an initial public offering. From its incorporation through September 30, 1997, the Company completed four Preferred Stock financings providing aggregate net proceeds of approximately $47.9 million, and debt financings provided aggregate net proceeds of approximately $5.9 million. In July 1997, the Company completed its initial public offering generating $39.1 million of net proceeds. At September 30, 1997, the Company had cash and cash equivalents of approximately $11.8 million and short-term investments of approximately $44.4 million.

         In June 1997, the Company signed a loan and security agreement, which made available a $3.0 million equipment term loan facility at prime plus 0.75% (9.25% at September 30, 1997). The loan facility is available through July 1998 and is secured by any underlying equipment purchased. As of September 30, 1997, the Company did not have any borrowings under the equipment term loan, and any future borrowings will be repaid over three years.

         The Company's operating activities generated cash of $2.2 million for the nine months ended September 30, 1997. The improvement in 1997 of $16.8 million, as compared to 1996 was due primarily to improved operating results, increased cash collections in accounts receivable, lower inventory requirements, and an increase in deferred revenue.

         The Company's investing activities used cash of $43.6 million for the nine months ended September 30, 1997. Net cash of $42.0 million was used for purchasing short-term investments, and cash of $1.6 million was used for the purchase of property and equipment, primarily computer hardware and software, and for leasehold improvements to the Company's facility.

         The Company's financing activities generated cash of $36.2 million for the nine months ended September 30, 1997. In the nine months ended September 30, 1997, cash provided by financing activities was primarily from the Company's July 1997 initial public offering, generating net proceeds of $39.1 million.

         The Company believes that existing sources of liquidity and internally generated cash, if any, will be sufficient to meet the Company's projected cash needs for at least the next 12 months. The Company intends to continue its significant product development efforts in the future and expects to fund those activities out of working capital. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations or possible acquisitions. In addition, the Company may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, if and when required by the Company.

RISKS AND UNCERTAINTIES

         This Quarterly Report may contain predictions, estimates and other forward-looking statements that involve risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report. The Company undertakes no obligation to release publicly the results of any revisions to the forward-looking statements to reflect events or circumstances arising after the date hereof.

         Limited Operating History; Lack of Profitability. The Company was incorporated in December 1994 and first shipped its PhonePrint system in March 1995. Accordingly, the Company has only a limited operating history upon which to base an evaluation of its business and prospects. Despite achieving profitability in the most recent quarter, the Company has incurred net losses since its incorporation resulting in an accumulated deficit of $30.6 million as of September 30, 1997. There can be no assurance that the Company's existing revenues levels can be sustained, and past and existing revenue levels should not be considered indicative of future results or growth. Moreover, there can be no assurance that the Company will achieve or sustain profitability on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere in this Quarterly Report. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets such as the markets in which the Company now competes and may in the future compete. The Company's future operating results will depend upon, among other factors: the demand for PhonePrint; the Company's ability to introduce successful new products and product enhancements, including products that are sold to both analog network carriers and emerging digital network carriers such as Personal Communications Services ("PCS") and Enhanced Specialized Mobile Radio ("ESMR") carriers; the level of product and price competition; the ability of the Company to expand its international sales; the Company's success in expanding distribution channels; the Company's success in attracting and retaining motivated and qualified personnel; and the ability of the Company to avoid patent and intellectual property litigation. If the Company is not successful in addressing such risks, as well as the others set forth in this Quarterly Report, the Company's business, operating results and financial condition will be materially adversely affected.

         Dependence on Phoneprint; Dependence on Analog Networks. To date, all of the Company's revenues have been attributable to PhonePrint, the Company's cloning fraud prevention system, and the Company anticipates that PhonePrint will continue to account for substantially all of the Company's revenues at least through the end of 1998. As a result, the Company's future operating results will depend on the demand for and market acceptance of PhonePrint. A relatively small number of analog network carriers are potential customers for PhonePrint. A majority of the analog carriers in the largest U.S. markets have already begun to implement cloning fraud solutions, and the Company anticipates that the growth rate of demand for cloning fraud solutions in the U.S. will slow and demand may potentially decline over the next few years. If not offset by growth in international markets, this trend would have a material adverse effect on PhonePrint sales. Over time, this trend could also occur in international markets. As analog network carriers adopt cloning fraud solutions for their existing networks, the future commercial success of PhonePrint will depend in part on the further expansion of analog networks by those carriers. If analog networks do not continue to expand, expand slowly or expand in a manner that does not create significant new demand for cloning fraud solutions, then the future demand for PhonePrint would be materially adversely affected. There can be no assurance that the market for cloning fraud solutions will grow as analog network carriers adopt solutions to their cloning fraud problems, or that current or future levels of revenues attributable to PhonePrint will be maintained or will not decline. Any reduction in the demand for PhonePrint would have a material adverse effect on the Company's business, operating results and financial condition.

         All of the Company's customers to date have been carriers that operate analog networks. Wireless services operating in digital mode, including PCS and ESMR in the U.S. and Global System for Mobile Communications ("GSM") in many foreign countries (including many European countries), use or may use authentication processes that automatically establish the validity of a phone each time it attempts to access the wireless telecommunications network. The Company is not aware of any information that suggests that cloners have been able to break the authentication encryption technologies. Unless the encryption technologies that form the basis for authentication are broken by cloners, the Company does not believe that operators of digital networks will purchase third party radio frequency ("RF") fingerprinting solutions for cloning fraud such as PhonePrint. In addition, authentication processes for analog networks are also currently available. The Company is also very dependent on the continued widespread use of analog networks. While there are currently over 40 million analog phones in existence in the U.S., industry experts project that the number of analog phones will decline in the future. Any reduction in demand by analog network carriers for cloning fraud solutions would, or any reduction in the use of analog phones could, have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on New Product Introductions and Product Enhancements. The Company's future success depends on the timely introduction and acceptance of new products and product enhancements that the Company is developing. However, there can be no assurance that any new products or product enhancements the Company attempts to develop will be developed successfully or on schedule, or if developed, that they will achieve market acceptance. In the case of products that can locate wireless phones, the U.S. Federal Communications Commission ("FCC") has mandated that wireless telecommunications carriers be able to identify the location of emergency 911 callers by October 2001. The Company has a significant product development effort underway addressing the need of U.S. wireless telecommunications carriers resulting from the FCC mandate. There can be no assurance that the FCC mandate will not be abolished or altered in a fashion that reduces or eliminates any potential demand for products addressing phone location. There can be no assurance that any wireless telecommunications carriers will purchase any phone location products before the effective date of the FCC mandate, October 2001. Any failure by the Company to introduce commercially successful new products or product enhancements or any significant delay in the introduction of such new products or product enhancements would have a material adverse effect on the Company's business, operating results and financial condition.

         The process of developing new products and product enhancements for use in the wireless telecommunications industry is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies emerge. In particular, the Company is aware of significant technical challenges with respect to the phone location product it is currently attempting to develop. In the past, the Company has experienced delays in the introduction of certain product enhancements, and there can be no assurance that new products or product enhancements will be introduced on schedule or at all. Any new products or product enhancements may also contain defects when first introduced or when new versions are released. There can be no assurance that, despite testing by the Company, defects will not be found in new products or product enhancements after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Any loss of or delay in market acceptance would have a material adverse effect on the Company's business, operating results and financial condition.

         Fluctuations in Quarterly Financial Results; Lengthy Sales Cycle. The Company has experienced significant fluctuations in revenues and operating results from quarter to quarter due to a combination of factors and expects significant fluctuations to continue in future periods. Factors that are likely to cause the Company's revenues and operating results to vary significantly from quarter to quarter include, among others: the level and timing of revenues associated with PhonePrint; the timing of the introduction or acceptance of new products and services and product enhancements offered by the Company and its competitors; changes in governmental regulations or mandates affecting the wireless telecommunications industry; technological changes or developments in the wireless telecommunications industry; dependence on a single product; the size, product mix and timing of significant orders; the timing of system revenue; competition and pricing in the markets in which the Company competes; possible recalls; lengthy sales cycles; production or quality problems; the timing of development expenditures; further expansion of sales and marketing operations; changes in material costs; disruptions in sources of supply; capital spending; the timing of payments by customers; and changes in general economic conditions. These and other factors could cause the Company to recognize relatively large amounts of revenue over a very short period of time, followed by a period during which relatively little revenue is recognized. Because of the relatively fixed nature of most of the Company's costs, including personnel and facilities costs, any unanticipated shortfall in revenues in any quarter would have a material adverse impact on the Company's operating results in that quarter and would likely result in substantial adverse fluctuations in the price of the Company's Common Stock. Accordingly, the Company expects that from time to time its future operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of the Common Stock.

         A carrier's decision to deploy PhonePrint typically involves a significant commitment of capital by the carrier and approval by its senior management. Consequently, the timing of purchases are subject to uncertainties and delays frequently associated with significant capital expenditures, and the Company is not able to accurately forecast future sales of PhonePrint. In addition, purchases of PhonePrint involve testing, integration, implementation and support requirements. For these and other reasons, the sales cycle associated with the purchase of PhonePrint typically ranges from three to 18 months and is subject to a number of risks over which the Company has little control, including the carrier's budgetary and capital spending constraints and internal decision-making processes. In addition, a carrier's purchase decision may be delayed as a result of announcements by the Company or competitors of new products or product enhancements or by regulatory developments. The Company expects that there will be a lengthy sales cycle with respect to new products, if any, that the Company may offer in the future. Because of this lengthy sales cycle and the relatively large size of a typical order and because the Company does not recognize revenue until cell site equipment is activated or other contractual acceptance criteria are met, if revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially and adversely affected.

         Highly Competitive Industry. The market for PhonePrint is new and intensely and increasingly competitive. The Company believes that the primary competitive factors in the cloning fraud prevention market in which it currently competes include product effectiveness and quality, price, service and support capability and compatibility with cloning fraud prevention systems used by the carrier in other geographic markets and by the carrier's roaming partners. There has been a tendency for carriers that purchase cloning fraud prevention systems to purchase products from the company that supplies cloning fraud prevention systems to other carriers with whom the purchasing carrier has a roaming arrangement. As a result, the Company expects it will be significantly more difficult to sell PhonePrint to a carrier if the carrier's roaming partners use cloning fraud prevention systems supplied by a competitor. Furthermore, once a competitor has made a sale of RF-based cloning fraud prevention systems to a carrier, the Company expects that it is unlikely that the Company would be able to sell PhonePrint to that carrier.

          The Company's principal competitor for RF-based cloning fraud prevention systems is Cellular Technical Services Company, Inc. ("CTS"). CTS has agreements pursuant to which it has installed or will install its RF-based cloning fraud prevention system in many major U.S. markets. PhonePrint also competes with a number of alternative technologies, including profilers, personal identification numbers and authentication. The Company is aware of numerous companies, including GTE Telecommunications Services, Inc., Authentix Network, Inc., Signal Science, Inc. (a subsidiary of The Allen Group) and Coral Systems, Inc., that currently are or are expected to offer products in the cloning fraud prevention area. In addition, carriers may themselves develop technologies that limit the demand for PhonePrint. There can be no assurance that any such company or any other competitor will not introduce a new product at a lower price or with greater functionality than PhonePrint. Furthermore, the demand for PhonePrint would be materially adversely affected if wireless telecommunications carriers implement authentication technology applicable to analog phones as their sole cloning fraud solution in major markets, if U.S. wireless telecommunications carriers adopt a uniform digital standard that reduces the need for digital phones to operate in analog mode while roaming, or if analog phone makers change product designs and/or improve manufacturing standards to a point where the difference from phone to phone in the radio waveform becomes so small that it is difficult for PhonePrint to identify a clone. There can be no assurance that any currently available alternative technology or any new technology will not render the Company's products obsolete or significantly reduce the market share afforded to RF-based cloning fraud prevention systems like PhonePrint. The Cellular Telephone Industry Association is currently supervising a study conducted by a third party to determine whether PhonePrint and the cloning fraud prevention system marketed by CTS are able to operate with each other. The Company is not able to predict the effect of this study on competition. An increase in competition could result in price reductions or the loss of market share by the Company and could have a material adverse effect on the Company's business, operating results and financial condition.

         The market for other products and services provided to wireless telecommunications carriers is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. In addition, many wireless telecommunications carriers and vendors of switches and other telecommunications equipment may be capable of developing and offering products and services competitive with new products, if any, that the Company may offer in the future. Trends in the wireless telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless telecommunications carriers to provide certain services themselves could affect demand for new products, if any, offered by the Company, and could make it more difficult for the Company to offer a cost-effective alternative to a wireless telecommunications carrier's own capabilities. The Company is aware of a number of companies that have either announced an intention to develop or are capable of developing products that would compete with the products the Company is developing, and the Company anticipates the entrance of new competitors in the wireless telecommunications carrier service industry in the future. The Company's ability to sell new products, if any, may be hampered by relationships that competitors have with carriers based upon the prior sale of other products to carriers.

          The Company believes that its ability to compete in the future depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with the Company's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to customer needs. Many of the Company's competitors and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. To remain competitive in the market for products and services sold to wireless telecommunications carriers, the Company will need to continue to invest substantial resources in engineering, research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to remain competitive. Accordingly, there can be no assurance that the Company will be able to compete successfully with respect to new products, if any, it offers in the future.

         Risks Associated with International Expansion. To date, the Company has conducted a limited number of deployments of PhonePrint systems internationally. The Company intends to devote significant marketing and sales efforts over the next several years to increase its sales to international customers. This expansion of sales efforts outside of the U.S. will require significant management attention and financial resources. There can be no assurance that the Company will be successful in achieving significant sales of PhonePrint in international markets. The Company does not expect to sell PhonePrint in the many international markets that rely primarily on digital wireless networks, including many European countries. There may not be demand in foreign countries with respect to new products, if any, that the Company may offer in the future. For example, the Company is currently developing a product addressing the U.S. FCC mandate that wireless telecommunications carriers be able to identify the location of emergency 911 callers by October 2001. The Company is not aware of any corresponding regulatory requirement in any foreign country.

         The Company's international sales may be denominated in foreign or U.S. currencies. The Company does not currently engage in foreign currency hedging transactions. As a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. With respect to the Company's international sales that are U.S. dollar-denominated, such a decrease could make the Company's systems less price-competitive. Additional risks inherent in the Company's international business activities include changes in regulatory requirements, the costs and risks of localizing systems in foreign countries, tariffs and other trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and managing foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. The Company anticipates that product service and support will be more complicated and expensive with respect to products sold in international markets. The Company may need to adapt its products to conform to different technical standards that may exist in foreign countries. Future customer purchase agreements may be governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

         Customer Concentration. To date, a very significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers, comprised entirely of wireless telecommunications carriers that operate analog networks. AT&T Wireless Services, Comcast Cellular Communications, Inc., Los Angeles Cellular Telephone Company and Southwestern Bell Mobile Systems, Inc., each accounted for greater than 10% of the Company's total revenues in 1996, and collectively accounted for over 70% of the Company's total revenues in 1996. AirTouch Communications, Inc. and AT&T Wireless Services accounted for virtually all of the Company's total revenues in 1995. A relatively small number of analog network carriers are potential customers for PhonePrint. The Company believes that the number of potential customers for future products, if any, will be relatively small. Any failure by the Company to capture a significant share of those customers could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects a relatively small number of customers will continue to represent a significant percentage of its total revenues for each quarter for the foreseeable future, although the companies that comprise the largest customers in any given quarter may change from quarter to quarter. The terms of the Company's agreements with its customers are generally for periods of between two and five years. Although these agreements typically contain annual software license fees and various service and support fees, there are no minimum payment obligations or obligations to make future purchases of hardware or to license additional software. Therefore, there can be no assurance that any of the Company's current customers will generate significant revenues in future periods.

         Uncertainty Regarding Patents and Protection of Proprietary Technology; Risks of Future Litigation. The Company relies on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of September 30, 1997, the Company had one issued U.S. patent, six pending U.S. patent applications, one issued foreign patent and ten pending foreign patent applications. The Company's success will depend in large part on the ability of the Company to obtain patent protection, defend patents once obtained, license third party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others. The patent positions of companies in the wireless telecommunications industry, including the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that patents will issue from any patent applications owned or licensed to the Company or that, if patents do issue, the claims allowed would be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

         Patents issued and patent applications filed relating to products used in the wireless telecommunications industry are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products used or proposed to be used by the Company. The Company is aware of patents granted to third parties that relate to the potential products the Company is currently developing. The Company will need to either design those potential products in a manner that does not infringe the third-party patents or obtain licenses from the third parties, and there can be no assurance that the Company will be able to do so. There can be no assurance that the Company is aware of all patents or patent applications that may materially affect the Company's ability to make, use or sell any current or future products. U.S. patent applications are confidential while pending in the U.S. Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. There can also be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to make, use, sell or otherwise practice its intellectual property (whether or not patented or described in pending patent applications), or to further develop or commercialize its products in the U.S. and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on the Company's business, operating results or financial condition.

         The Company also relies on unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can ultimately protect its rights to such unpatented proprietary technology. No assurance can be given that third parties will not obtain patent rights to such unpatented trade secrets, which patent rights could be used to assert infringement claims against the Company. The Company also relies on confidentiality agreements with its employees, vendors, consultants and customers to protect its proprietary technology. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company's business, operating results and financial condition.

          Dependence on Third-Party Products and Services; Sole or Limited Sources of Supply. The Company relies to a substantial extent on outside vendors to manufacture many of the components and subassemblies used in PhonePrint, some of which are obtained from a single supplier or a limited group of suppliers. The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. In the past, the Company has experienced delays in receiving materials from vendors, sometimes resulting in delays in the assembly of products by the Company. Such delays, or other significant vendor or supply quality issues, may occur in the future, which could result in a material adverse effect on the Company's business, operating results or financial condition. The manufacture of certain of these components and subassemblies is specialized and requires long lead times, and there can be no assurance that delays or shortages caused by vendors will not reoccur. Any inability to obtain adequate deliveries, or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay shipment of the Company's products, increase its cost of goods sold and have a material adverse effect on the Company's business, operating results and financial condition. In addition, from time to time, the Company must also rely upon third parties to develop and introduce components and products to enable the Company, in turn, to develop new products and product enhancements on a timely and cost-effective basis. There can be no assurance that the Company will be able to obtain access in a timely manner to third-party products and development services necessary to enable the Company to develop and introduce new and enhanced products, that the Company will obtain third-party products and development services on commercially reasonable terms or that the Company will be able to replace third-party products in the event such products become unavailable, obsolete or incompatible with future versions of the Company's products. The absence of, or any significant delay in, the replacement of third-party products could have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Personnel. The success of the Company is dependent, in part, on its ability to attract and retain highly qualified personnel. The Company's future business and operating results depend upon the continued contributions of its senior management and other employees, many of whom would be difficult to replace and certain of whom perform important functions for the Company beyond those functions suggested by their respective job titles or descriptions. Competition for such personnel is intense and the inability to attract and retain additional senior management and other employees or the loss of one or more members of the Company's senior management team or current employees, particularly to competitors, could materially adversely affect the Company's business, operating results or financial condition. There can be no assurance that the Company will be successful in hiring or retaining requisite personnel. None of the Company's employees has entered into employment agreements with the Company, and the Company does not have any key-person life insurance covering the lives of any members of its senior management team.

         Management of Growth. The Company is at an early stage of development and has rapidly and significantly expanded its operations. The number of employees grew from 36 on January 1, 1995 to 136 on September 30, 1997. Such growth has placed, and, if sustained, will continue to place, significant demands on the Company's management, information systems, operations and resources. The strain experienced to date has chiefly been in hiring, integrating and effectively managing sufficient numbers of qualified personnel to support the expansion of the Company's business. The Company's ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. There can be no assurance that the Company will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas could have a material adverse effect on the Company's business, results of operations and financial condition.

         Government Regulation and Legal Uncertainties. While most of the Company's operations are not directly regulated, the Company's existing and potential customers are subject to a variety of U.S. and foreign governmental regulations. Such regulations may adversely affect the wireless telecommunications industry, limit the number of potential customers for the Company's products or impede the Company's ability to offer competitive products and services to the wireless telecommunications industry or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Recently enacted legislation, including the Telecommunications Act of 1996, deregulating the telecommunications industry may cause changes in the wireless telecommunications industry, including the entrance of new competitors and industry consolidation, which could in turn increase pricing pressures on the Company, decrease demand for the Company's products, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, operating results and financial condition. The Telecommunications Act of 1996 contains several provisions that may bear directly on the Company's existing and potential customers in the U.S., including provisions that require wireless carriers to interconnect with local exchange carriers and contribute to a universal service fund, that limit the ability of state and local governments to discriminate against or prohibit certain wireless services and that may allow certain companies to bundle local and long distance services with wireless offerings. These provisions may cause an increase in the number of wireless telecommunications carriers which could in turn increase the number of potential customers of the Company. This could require the Company to expand its marketing efforts with no assurance that revenues would increase proportionately or at all. Alternatively, these provisions could encourage industry consolidation, which would reduce the Company's potential customer base. Currently the FCC and state authorities are implementing the provisions of the Telecommunications Act of 1996 and several of the decisions by the FCC and state authorities are already being challenged in court. Therefore, the Company cannot at this time predict the extent to which the Telecommunications Act of 1996 will affect the Company's current and potential customers or ultimately affect the Company's business, financial condition or results of operations. If the recent trend toward privatization and deregulation of the wireless telecommunications industry outside of the U.S. were to discontinue, or if currently deregulated international markets were to reinstate comprehensive government regulation of wireless telecommunications services, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the problem of cloning fraud has received heightened attention from Congress and the FCC, which are exploring legislative and regulatory initiatives that would impose stricter penalties for, and increase enforcement against, cloning fraud. The Company cannot predict the effect of such initiatives on the Company's business, operating results or financial condition, including demand for the Company's products.

         Dependence on Growth of Wireless Telecommunications Industry. The Company's future financial performance will depend in part on the number of carriers seeking third-party solutions to the problem of cloning fraud and other problems that the Company's new products, if any, will attempt to address, including phone location and churn reduction. Although the wireless telecommunications industry has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or that, if the industry does grow, there will be continued demand for the Company's cloning fraud prevention or other products. Any decline in demand for wireless telecommunications products and services in general would have a material adverse effect on the Company's business, operating results and financial condition.

         Risk of System Failure. The continued, uninterrupted operation of the PhonePrint system depends on protecting it from damage from fire, earthquake, power loss, communications failure, unauthorized entry or other events. Any damage to or failure of a component or combination of components that causes a significant reduction in the performance of a PhonePrint system could have a material adverse effect on the Company's business, operating results and financial condition. The Company currently does not have liability insurance to protect against these risks and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms, or at all. In addition, if any carrier using PhonePrint encounters material performance problems, the Company's reputation and its business, operating results and financial condition could be materially adversely affected.

         Dependence on Distributors. PhonePrint is currently marketed primarily through the Company's direct sales efforts. The Company has entered into distribution agreements with respect to PhonePrint with Motorola, Inc., Aurora Wireless Technologies, Ltd. ("Aurora") and a sales referral agreement with Lucent Technologies, Inc. To date, the Company has not recognized any revenues under the agreement with Motorola, Inc. Aurora has placed a PhonePrint system with a carrier in the Philippines, but consistent with the Company's accounting practices, the Company will not recognize any revenue from this installation until the Company has completed a field test demonstrating that this PhonePrint System meets performance specifications with respect to the disconnection of fraudulent calls and the lack of impact on legitimate subscriber calls which is required to gain acceptance. The Company seeks to pursue distribution agreements with other companies. While the Company had not generated any revenues from distributors through September 30, 1997, the Company believes that its dependence on distributors will increase in the future, both with respect to PhonePrint and to new products, if any, that the Company may offer in the future. There are no minimum purchase obligations applicable to any existing distributor and the Company does not expect to have any guarantees of continuing orders from any distributor. There can be no assurance that any existing or future distributors will not become competitors of the Company with respect to PhonePrint or any future product. Any failure by the Company's existing and future distributors to generate significant revenues could have a material adverse effect on the Company's business, operating results and financial condition.

         Future Capital Requirements. The Company's future capital requirements will depend upon many factors, including the commercial success of PhonePrint, the timing and success of new product introductions, if any, the progress of the Company's research and development efforts, the Company's results of operations, the status of competitive products and the potential acquisition of businesses, technologies or assets. The Company believes that combination of existing sources of liquidity and internally generated cash will be sufficient to meet the Company's projected cash needs for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development or manufacturing programs or obtain funds through arrangements with third parties that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, operating results and financial condition.

         Potential Acquisitions. The Company expects in the future to pursue acquisitions of businesses, products or technologies that complement the Company's business. Future acquisitions may result in the potentially dilutive issuance of equity securities, the use of cash resources, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Future acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of an acquired business, the diversion of management's attention from other business concerns, entering markets in which the Company has little or no direct prior experience and the potential loss of key employees of an acquired business. In addition, there can be no assurance that the Company would be successful in completing any acquisition. The Company currently has no agreements or understandings with regard to any acquisition.

          Volatility  of Stock  Price.  The market  price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including, but not limited to, revenues attributable to PhonePrint, new products or new contracts by the Company or its competitors, actual or anticipated variations in the Company's operating results, the level of operating expenses, changes in financial estimates by securities analysts, potential acquisitions, regulatory announcements, developments with respect to patents or proprietary rights, conditions and trends in the wireless telecommunications and other industries, adoption of new accounting standards affecting the industry and general market conditions. As a result, the Company expects that from time to time its future operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of the Common Stock. The realization of any of the risks described in these "Risk and Uncertainties" could have a dramatic and adverse impact on the market price of the Common Stock.

         Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the telecommunications industry and that often have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of the securities of companies in the telecommunications industry, securities class action litigation has often been instituted against those companies. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company.

         Antitakeover Effects of Charter, Bylaws and Delaware Law. The Company's Restated Certificate of Incorporation authorizes the Company's Board of Directors (the "Board") to issue shares of undesignated Preferred Stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such Preferred Stock that may be issued in the future. Moreover, the issuance of Preferred Stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock of the Company. The Company's Restated Bylaws provide that the Company's Board will be classified into three classes of directors beginning at the 1998 annual meeting of stockholders. With a classified Board, one class of directors is elected each year with each class serving a three-year term. These and other provisions of the Restated
Certificate of Incorporation and the Restated Bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interest of the stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.   None

Item 2  Change in Securities.   None

Item 3  Defaults Upon Senior Securities.   None

Item 4  Submission of Matters to a Vote of Securities Holders.   None

Item 5  Other Information.   None

Item 6 Exhibits and Reports on Form 8-K.

         a.       Exhibits
                  11.1 Computation of Shares Used In Per Share Calculations
                  27.1 Financial Data Schedule

         b.       Reports on form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Corsair Communications, Inc.


Date:      November 13, 1997            By: /s/ Martin J. Silver
         ---------------------------        --------------------
                                            Martin J. Silver
                                             Chief Financial Officer and
                                             Secretary (Duly Authorized
                                             Officer and Principal Financial
                                             and Accounting Officer)


                                  EXHIBIT 11.1


                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

              COMPUTATION OF SHARES USED IN PER SHARE CALCULATIONS
                                                                Three Months Ended            Nine Months Ended,
                                                                   September 30,                 September 30,
                                                             -------------------------     -------------------------
(In thousands, except per share data)                           1997           1996           1997           1996
                                                             ---------      ----------     ---------      ----------
Weighted average number of common stock outstanding            12,729               63         4,298             56
Preferred stock (as if converted basis)                            --            6,741         4,868          6,741
Preferred stock and common stock issued and stock options
     granted in accordance with Staff Accounting Bulletin
     No. 83                                                        --            1,705         2,511          1,705

Common stock equivalents                                          663               --            --             --
                                                             ----------     ----------     ----------     ----------

Shares used in calculation of earnings (loss) per share         13,392           8,509        11,677          8,502
                                                             ==========     ==========     ==========     ==========

Income (loss) before extraordinary items                         1,484         (3,154)        (2,952)        (9,029)
Extraordinary item - loss on debt extinguishment                  (428)            --           (428)            --
                                                             ----------     ----------     ----------     ----------
     Net income (loss)                                           1,056         (3,154)        (3,380)        (9,029)

Earnings per common share (1)
     Income before extraordinary item                        $    0.11      $   (0.37)     $   (0.25)     $   (1.06)

     Extraordinary item                                          (0.03)            --          (0.04)            --
                                                             ----------     ----------     ----------     ----------

Earnings (loss) per share                                    $    0.08      $   (0.37)     $   (0.29)     $   (1.06)
                                                             ==========     ==========     ==========     ==========

(1) Fully diluted earnings per share have been excluded from the presentation since the calculation would not be materially different from primary earnings per share.