Form 10-K405
period 1997-12-31
CORSAIR COMMUNICATIONS INC
filed 1998-03-31
CIK 1028285

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-22859

                          CORSAIR COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0390406
           (STATE OF INCORPORATION)                            (IRS EMPLOYER
                                                            IDENTIFICATION NO.)

 3408 HILLVIEW AVENUE, PALO ALTO, CALIFORNIA                       94304
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 842-3300

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on The Nasdaq Stock Market (National Market System) on February 28, 1998 was approximately $151,726,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of February 28, 1998 there were 13,693,151 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on June 4, 1998 (the "Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Annual Report, and the risks discussed in the Company's Securities and Exchange Commission ("SEC") Filings.

GENERAL

     Corsair Communications, Inc. provides an open architecture hardware and software system that can serve as a platform for the delivery of multiple products and services to the wireless telecommunications industry. The genesis for the platform is PhonePrint(R), a system that has proven highly effective in reducing cloning fraud. The PhonePrint system has prevented over 120 million fraudulent call attempts and some customers have reported up to a 95% reduction in cloning fraud losses after deploying PhonePrint. In addition to providing cloning fraud prevention, the Company's platform is designed to support a broad range of products and services for the wireless telecommunications industry, including churn reduction and phone location products. The Company believes that new products can be integrated with its open, scalable platform, which can provide a number of benefits to wireless telecommunications carriers, including accelerated development and deployment, reduced costs, efficient use of cell site space and improved customer service.

     The Company sells and markets its products to wireless telecommunications carriers domestically and internationally. The Company's customers include AT&T Wireless Services, Inc., Baja Celular Mexicana, S.A. de C.V., Bell Atlantic Mobile, BellSouth Cellular Corp., Celular de Telefonia, S.A. de C.V., CCPR Services, Inc., Centennial Cellular Corp., Comcast Cellular Communications, Dobson Cellular Systems, Inc., GTE Wireless., Grupo Iusacell, S.A. de C.V., Los Angeles Cellular Telephone Company, Aurora Wireless Technologies, Inc., Pilipino Telephone Corporation (Piltel), PriCellular Wireless Corp., Puerto Rico Telephone Company, RadioMovil DIPSA, S.A. de C.V. (Telcel), Southwestern Bell Mobile Systems Inc., Southwestern Bell Wireless, United States Cellular Corp. and Vanguard Cellular Financial Corp.

INDUSTRY BACKGROUND

     The worldwide demand for wireless telecommunications services has grown significantly in recent years as those services have become widely available and increasingly affordable. The growth in the worldwide subscriber base, together with changes in telecommunications regulations and allocations of additional radio spectrum frequencies, has resulted in the build-out of a significant number of new networks and plans for additional networks. Dataquest Incorporated estimates that the number of wireless telecommunications subscribers worldwide increased from approximately 16 million in 1991 to approximately 125 million in 1996, and the number of subscribers is expected to exceed 360 million by the end of 2000.

     There are two types of wireless telecommunications networks: analog and digital. Analog networks broadcast the actual voice waveform; digital networks digitize the voice waveform using various coding techniques before the signal is broadcast. In the 1980s, carriers around the world installed primarily analog networks. In North America, all analog networks use a single transmission standard, called Advanced Mobile Phone Services ("AMPS"), that enables carriers to provide nearly seamless roaming coverage by partnering with other carriers. The Company believes that over 90% of wireless telecommunications subscribers in North America use analog networks. Worldwide, a substantial majority of wireless telecommunications subscribers use analog networks.

     The Company believes that analog networks will continue to play a significant role in wireless telecommunications for the foreseeable future. The Company believes that the costs required to replace existing analog phones, the capacity available on existing analog networks, the existence of multiple digital transmission standards and the need to provide seamless roaming services make the exclusive implementation of digital networks across all markets impractical and unlikely for the foreseeable future. However, because digital standards are gaining market share, the Company has plans to develop products to serve markets using digital standards.

  Issues Facing Wireless Telecommunications Carriers

     As the wireless telecommunications industry evolves, it faces severe competitive, pricing and cost pressures and additional regulatory hurdles. In the U.S., existing carriers are seeing increased competition as new Personal Communications Services ("PCS") and Enhanced Specialized Mobile Radio ("ESMR") carriers enter their markets. Also, as the industry shifts from a predominantly high usage business subscriber base to the mass market, carriers are being impacted by a decline in the average revenue per subscriber. As a result, carriers must retain subscribers for a longer period of time to recover their marketing investment per subscriber and the high costs of spectrum acquisition and network build-out. In order to retain or acquire market share, carriers are faced with a growing need to differentiate service offerings from their competitors, using enhanced features, security, voice quality, coverage, pricing and other factors as differentiators.

     These market forces have identified the need for carriers to improve their service offerings and to address a number of issues that have been facing the industry for some time. Three of these issues are objects of the Company's products and product development efforts: fraud, customer churn, and the impending need for a wireless location capability.

  Fraud

     Fraud is one of the most pervasive problems facing the wireless telecommunications industry. The most common types of fraud are cloning fraud, subscription fraud and phone theft. Fraud in the U.S. cost wireless telecommunications carriers in excess of $1 billion in 1996, according to the Yankee Group. It is also believed that fraud poses a significant problem for wireless telecommunications carriers worldwide.

     The Company believes that cloning fraud accounts for most fraud losses in analog networks. Cloning occurs when a thief uses a scanning device to steal the mobile identification number ("MIN") and electronic serial number ("ESN") transmitted over the air during a wireless call, and then reprograms other phones with the stolen numbers. The reprogrammed phones, or "clones," are then used to make fraudulent calls on the wireless carriers' networks.

     To address cloning fraud, a number of prevention techniques, including fraud profilers, personal identification numbers ("PINs") and voice recognition, have been developed. None of these techniques has proven to be a practical and effective solution to preventing cloning fraud on analog networks. A fraud profiler is a software tool that tracks anomalies in a subscriber's behavior and notifies a carrier of unusual calling patterns. Profilers detect suspicious activity only after it has occurred and do not identify fraud conclusively, but instead only assist carriers in identifying fraud and require manual intervention. PINs involve the use of a numeric code that must be dialed by the subscriber before a call is connected. PINs are considered inconvenient, and because they are transmitted over the air during a call, they have been compromised in the same manner as MIN/ESN numbers. Voice recognition requires the use of a spoken password before a call is connected. The technological feasibility of voice recognition systems for the prevention of cloning fraud is still being evaluated and voice recognition systems are not generally viewed as a cost-effective or convenient solution.

     Another cloning fraud prevention technique, known as authentication, uses encryption technologies and requires a phone to prove its validity before a call is connected. While authentication has been adopted by many carriers and is expected to be used in a large number of networks in the future, the Company believes that it will not be cost effective to replace the large number of existing analog phones that do not allow authentication. Because authentication is generally considered expensive and difficult to implement, a number of carriers, especially in international and smaller U.S. markets, have not yet deployed it. In addition, recent announcements relating to breaches of other wireless encryption algorithms have heightened concerns about the vulnerability of authentication processes in preventing fraud.

  Customer Churn

     New competitive market forces have focused carriers on reducing the rate at which subscribers switch to another carrier's services or cease using wireless telecommunications services altogether, a phenomenon known as "churn." According to industry sources, churn is in the range of 20% to 30% per year for many carriers, and is expected to remain a significant issue as competition intensifies. The Company believes that the high rates of churn experienced in the wireless telecommunications industry can be attributed, in part, to subscriber dissatisfaction with the scope and quality of service. In order to increase subscriber satisfaction and improve the overall quality of service, carriers are currently attempting to increase network capacity, offer enhanced services, improve network security and voice quality and reduce the impact of fraud on legitimate subscribers. The Company believes wireless telecommunications carriers will seek solutions to reduce churn by identifying and correcting problems before subscriber turnover occurs.

  Wireless Location

     Wireless telecommunications carriers in the U.S. are also seeking cost-effective means to comply with new industry regulations. A Federal Communications Commission ("FCC") mandate currently requires that by October 2001 all wireless telecommunications carriers in the U.S. be capable of locating emergency 911 callers on their networks within a certain range of accuracy. Although the FCC mandate contains a provision that may allow carriers to pass the cost of this service to their subscribers, the Company believes that cost containment and pricing pressures likely will encourage the implementation of low-cost solutions that minimize the cost of service to subscribers. Given the regulatory requirement to implement wireless location, carriers are also considering ways to leverage their investment in a location capability to offer location-based commercial services to their subscribers. The Company believes location systems may introduce commercially significant service enhancements such as location-based billing, tracking, and information services.

CORSAIR'S SOLUTIONS

  Fraud

     Corsair's PhonePrint system provides highly effective cloning fraud prevention to wireless telecommunications carriers by using proprietary radio frequency ("RF") signal analysis technology to identify attempted fraudulent calls and prevent cloners from gaining access to a carrier's analog network. The system measures specific characteristics of each phone's unique RF waveform to develop an "RF fingerprint" that is a reliable tool to distinguish between a clone and a legitimate phone. Just as no two human fingerprints are the same, differences in phone designs and components as well as subtle manufacturing differences mean that no two wireless phones generate the same waveform. The RF fingerprint of one wireless phone cannot be emulated by another wireless phone, and is therefore not subject to being compromised like MIN/ESN numbers, PINs or potentially authentication codes. The scalable design of the PhonePrint system allows carriers to deploy the system initially in areas where fraud is most prevalent and to further deploy the system over time in other parts of their networks. In addition, by purchasing subscriptions to the Company's PhonePrint Roaming Network(TM), carriers can share RF fingerprints in real-time between PhonePrint systems in different markets to protect against losses associated with roaming fraud.

  Customer Churn

     Corsair's PhoneCheck(TM) system, first made commercially available in November 1997, provides a means for wireless telecommunications carriers to collect data on the performance of subscribers' phones as they use the wireless network. Using the PhonePrint system as the backbone for signal collection, PhoneCheck gathers phone performance information from throughout the carrier's wireless network. The system presents this information through a graphical user interface to carrier personnel to focus their customer retention and service efforts. PhoneCheck allows carriers to detect phones with performance problems, report on specific indicators of those problems, and track the handling of the affected subscriber. Using PhoneCheck performance data, the carrier's customer service, marketing, and engineering groups can address a financially significant source of subscriber dissatisfaction and churn.

  Wireless Location

     Corsair's PhoneTrack(TM) wireless location system is currently under development. The Company is taking a technological approach that it believes will both support commercial applications and permit cost-effective compliance with the FCC Mandate. The PhoneTrack system will be a network-based time difference of arrival system, a technology the Company believes provides an attractive combination of flexibility, low cost, and high accuracy. PhoneTrack is currently scheduled for release in 1999.

     The Corsair platform has been designed as a distributed, open architecture system into which products addressing other needs of wireless telecommunications carriers can be integrated. The Company believes that this platform is capable of supporting a broad range of products that may be demanded by the wireless telecommunications industry. Additionally, the Company believes that the open platform will provide significant cost advantages for products developed for it, as compared to stand-alone products offered by others, because of the ability to leverage common designs and components.

STRATEGY

     The Company's objective is to be the leading provider of value-added solutions to wireless telecommunications carriers. Key elements of the Company's strategy include:

     MAINTAIN LEADERSHIP IN RF FINGERPRINTING SOLUTIONS. The Company believes that its proprietary approach to developing RF fingerprints, based upon technology originally developed for the military, is a key differentiator of the Company's solution that results in highly effective cloning fraud prevention. The Company also believes that it deployed the first real-time network for the exchange of fingerprints between carriers, and that it was also the first to expand real-time roaming protection internationally. The Company intends to focus on enhancing and improving PhonePrint in order to optimize its performance.

     FURTHER PENETRATE MARKET FOR CLONING FRAUD PREVENTION SOLUTIONS. The Company intends to leverage its reputation and experience as a leading provider of RF fingerprinting solutions to increase its share of the market for cloning fraud prevention solutions. The Company plans to capitalize on the PhonePrint system's initial success in reducing cloning fraud. The Company believes that carriers in international markets are experiencing substantial cloning fraud on their analog networks and present a greater future opportunity for PhonePrint sales than domestic markets. The Company intends to expand PhonePrint sales internationally by increasing its direct sales force and marketing through distribution partners. The Company believes that the reputation, customer relationships and global field support capabilities of distribution partners may accelerate the penetration of its products in international markets. To date, the Company has deployed PhonePrint in Mexico, the Philippines and Malaysia.

     LEVERAGE CORE EXPERTISE TO DEVELOP AND ACQUIRE NEW PRODUCTS. The Company intends to use its core expertise in RF signal analysis, digital signal processing and real-time networking in distributed systems environments to develop and introduce other products that can be integrated into the Corsair platform. The Company has recently developed the PhoneCheck wireless phone performance monitoring system, which addresses the wireless telecommunications industry's concerns over voice quality and customer churn. The Company is currently developing the PhoneTrack wireless location system to address the challenge presented by the FCC phone location mandate. The Company also seeks to strategically acquire complementary businesses, products and technologies from third parties. The Company has in the past evaluated and expects in the future to pursue acquisitions with third parties.

     LEVERAGE CORSAIR PLATFORM TO PROVIDE LOW-COST SOLUTIONS. The Company intends to use the PhonePrint system as an open platform from which additional products and services can be provided to the wireless telecommunications industry. The Company believes that new products can be integrated with certain hardware and software designs and components of its open, scalable platform, which can provide a number of benefits, including accelerated development and deployment, reduced costs, efficient use of cell site space and improved customer service. Once installed, the Corsair platform can support additional Company and third-party products that the Company believes would be more cost-effective than stand-alone products. The Company seeks to collaborate with third party product developers to integrate new products into the Corsair platform.

     PROVIDE SUPERIOR CUSTOMER SUPPORT. The Company believes that providing superior customer support is critical to maintaining long-term relationships and to capitalizing upon future sales opportunities. The Company has invested in building a customer support organization with the range of technical skills and depth of expertise necessary to serve various wireless customers. The Company has developed proprietary software tools that permit extensive monitoring and diagnosis of system performance and provide for the flexibility of remote operation.

THE PHONEPRINT SYSTEM

     PhonePrint is an open architecture hardware and software system that reduces cloning fraud by detecting and promptly disconnecting fraudulent call attempts. A key element of the architecture is its distributed processing capability, which provides high performance and efficiency and reduces network bandwidth requirements. The system supports real-time network connectivity, allowing PhonePrint markets to interoperate both domestically and abroad. The scalable design of the PhonePrint system has allowed both large and small carriers to deploy the system initially in areas where cloning fraud is most prevalent and to further deploy the system over time in other parts of their networks.

     PhonePrint's cloning fraud prevention capability is based upon proprietary RF signal analysis technology. Every wireless phone's signal creates a unique waveform due to differences in phone designs and components, as well as subtle manufacturing variances. PhonePrint creates an RF fingerprint by using complex proprietary algorithms to measure physical features of these waveforms. RF fingerprints of legitimate subscribers' phones are stored in a database. PhonePrint compares the observed RF fingerprint of the caller with the RF fingerprint of the subscriber in the database. If the two fingerprints do not match, the call is promptly disconnected. In addition, PhonePrint reduces roaming fraud by exchanging RF fingerprints between markets connected to the PhonePrint Roaming Network in real-time, allowing the immediate disconnection of fraudulent roaming call attempts.

     The PhonePrint system is comprised of three components for each market: radio frequency units located in multiple cell sites, a single system control center and a single real-time application server. All of these components are connected by a real-time open internet protocol ("IP") network.

     Radio Frequency Units ("RFUs"). Each RFU is an intelligent, self-contained unit that detects fraudulent calls. Key elements of the RFU include sophisticated receivers, a PC-based processor and a database of subscriber RF fingerprints. An RFU constantly monitors the RF waveforms generated by phones, analyzes them via proprietary algorithms and initiates disconnections when fraud is detected. The RF collection, signal analysis and fraud detection process requires less than 0.5 seconds. RFUs have been designed so that they can be installed, exchanged or taken off-line without interrupting the carrier's wireless network.

     System Control Center ("SCC"). An SCC administers and maintains the master database of RF fingerprints and activates RF fingerprint validation processes for a market. An SCC also communicates with the market's RFUs to receive new RF fingerprint observations and update RF fingerprint databases. The SCC also supports remote system diagnostics and configuration administration.

     Real-Time Application Server ("RTAS"). The RTAS hosts a graphical user interface that allows different carrier personnel, including customer care representatives and fraud analysts, to generate a variety of system activity reports based on real-time and historical data.

     Real-Time Network. The RFUs, SCC and RTAS for each market are connected together, and the PhonePrint system is connected to the carrier's network infrastructure, using an open IP network. Carriers can subscribe to the PhonePrint Roaming Network service to exchange RF fingerprints with other markets in real-time to reduce roaming fraud.

     The hardware and software components of the PhonePrint system have been designed to be compatible with various vendors' infrastructure equipment to maximize the testability, reliability and performance of the system and to reduce software release cycle times.

THE PHONECHECK SYSTEM

     PhoneCheck is a software and hardware system, which uses the PhonePrint system's hardware, software, and network to provide a second application to wireless telecommunications carriers. Introduced in November 1997, PhoneCheck uses RF signal data collected by the PhonePrint RFUs to analyze the performance of phones throughout the wireless network. This application delivers performance data to the carrier via a Windows-based graphical user interface which allows the carrier to identify poorly performing phones, selectively sort and distribute performance data, and track contacts made with subscribers. PhoneCheck data and the interface application are designed specifically to support the carrier's proactive efforts to contact subscribers at risk of churn because of poor call quality.

     The PhoneCheck system consists of several software and hardware additions to the PhonePrint system on which it depends. The PhonePrint RFUs contain software to measure a number of RF signal performance features during normal operation of the PhonePrint system. The RFUs store this data temporarily, downloading to the PhonePrint SCC periodically. The SCC then forwards the data to the PhoneCheck Data Server ("PDS"), which analyzes the performance data and enters it into the PhoneCheck database. The PDS is the only hardware addition to the PhonePrint system necessary to implement PhoneCheck. The PDS structures the performance data for use by Windows-based client workstations running the PhoneCheck graphical user interface.

     PhoneCheck's graphical user interface allows the carrier's customer service or marketing representatives to sort and structure the phone performance data to support both outbound and inbound subscriber contact programs. Outbound contact programs typically are used to "save" subscribers at risk of churning; inbound programs are used to handle subscribers' complaints about call quality and other issues. The system's outbound contact features allow for the generation of subscriber lists for contact, tracking of contacts made and actions taken, and management reporting. Inbound contact features allow call center representatives to look up phone performance data rapidly and identify phone problems while the subscriber is on the line. PhoneCheck is designed to fit smoothly into the carriers' operations and systems, with minimal need for special equipment, software, or networking. To date, the Company has recognized no revenues from PhoneCheck.

PRODUCT DEVELOPMENT

     The Company believes that it has established a platform from which multiple integrated products can be offered to customers at relatively low cost compared to stand-alone products through the use of common designs and components. The platform was designed to use standard computer and networking protocols to allow for the integration of future products. For example, the platform operates in UNIX, and uses a structured query language ("SQL") relational database, standard PC processor, and network messaging supported via TCP/IP standards. The Corsair platform, by virtue of its flexibility, distributed processing power and location within a carrier's cell site, is positioned to perform a variety of tasks. Decreasing the cost of cell site equipment, obtaining superior customer support and saving cell site space are all important considerations for carriers in selecting products. The Company believes that all of these considerations can be addressed by leveraging common designs and components incorporated within the Corsair platform across a broad range of products.

     The Company's product development enhancements to the PhonePrint system and development of new products will address perceived market opportunities. Future releases of PhonePrint are being developed to support additional signal transmission standards, particularly digital standards. Additional research and development activities are focused on developing new products that would integrate into the Corsair platform and expand and enhance the capabilities of the platform.

     The Company is currently developing a phone location product (PhoneTrack), currently targeted to be introduced in 1999, which is intended to leverage the key designs and components of its existing platform to create a product that enables U.S. wireless telecommunications carriers to meet the FCC mandate that requires them to be capable of identifying the location of wireless callers to 911 emergency systems. The mandate requires that these products be operational and accurate to within 125 meters of the wireless caller not less than 67% of the time by October 2001. The FCC mandate has also focused the wireless telecommunications industry on finding commercial applications for wireless location systems. The Company believes that its knowledge of RF signal analysis technologies, its digital signal processing ("DSP") expertise and its installed base of PhonePrint systems are competitive advantages in its development of an emergency 911 caller location product for the wireless telecommunications industry.

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

     Total research and development expenditures were $7.0 million, $5.0 million, and $3.1 million in fiscal 1997, 1996, and 1995, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. All research and development expenditures have been expensed as incurred. For the past three years, product development activities have significantly improved the PhonePrint system by identifying new algorithms and refining existing algorithms to bolster PhonePrint's fraud detection capabilities and by improving reliability and manufacturability. During this same period of time, end-to-end real-time network connectivity capabilities and a graphical user interface were also developed, and significant size and cost reductions were achieved.

     As of December 31, 1997, 44 employees were engaged in research and development programs, including hardware and software development, test and engineering support. The Company believes that recruiting and retaining engineering personnel is essential to its success. Competition for such personnel is intense. See "Risks and Uncertainties -- Dependence on Personnel."

CUSTOMERS

     The end users of the Company's PhonePrint system are both domestic and international wireless telecommunications carriers. BellSouth Cellular Corporation, GTE Mobilnet Service Corporation, Southwestern Bell Mobile Systems, Inc. and Radiomovil DIPSA S.A. de C.V. each accounted for greater than 10% of the Company's total revenues in 1997, and collectively accounted for over 52% of the Company's total revenues in 1997. For the same period in 1996, Los Angeles Cellular Telephone Company, AT&T Wireless Services, Inc., Southwestern Bell Mobile Systems, Inc. and Comcast Cellular Communications, Inc. each accounted for greater than 10% of the Company's total revenues, and collectively accounted for over 70% of the Company's total revenues for the year. AT&T Wireless Services, Inc. and AirTouch Communications, Inc. accounted for virtually all of the Company's total revenues in 1995. See "Risks and Uncertainties -- Customer Concentration."

     The following is a list of wireless telecommunications carriers that have deployed the Company's PhonePrint system:

American Cellular Communications Corp.         Los Angeles Cellular Telephone Company
AT&T Wireless Services, Inc.                   Pilipino Telephone Corporation (PILTEL)
Bell Atlantic NYNEX Mobil                      Puerto Rico Cellular Telephone Company
BellSouth Cellular Corporation                 RadioMovil DIPSA, S.A. de C.V. (Telcel)
Centennial Cellular Corporation                Southwestern Bell Mobile Systems, Inc.
Comcast Cellular Communications, Inc.          Vanguard Cellular Financial Corp.
CCPR Services, Inc. (Cellular One Puerto       United States Cellular Corporation
  Rico)
GTE Mobilnet Services Corp.
Houston Cellular Telephone Company

SALES, MARKETING, DISTRIBUTION AND CUSTOMER SUPPORT

     The Company markets its products to wireless telecommunications carriers domestically and internationally primarily through its direct sales force. The Company has also entered into several distribution agreements. The Company sells and licenses PhonePrint pursuant to agreements that typically provide for hardware purchases and software licenses, customer service and support and roaming service fees. A carrier's decision to deploy PhonePrint typically involves a significant commitment of capital by the carrier, with the attendant delays frequently associated with significant capital expenditures. In addition, purchases of PhonePrint involve testing, integration, implementation and support requirements. For these and other reasons, the sales cycle associated with the purchase of PhonePrint typically ranges from three to 18 months and is subject to a number of risks over which the Company has little control, including the carrier's budgetary and capital spending constraints and the internal decision making processes. See "Risks and Uncertainties -- Fluctuations in Quarterly Financial Results; Lengthy Sales Cycle and Customer Concentration."

     For the year ended December 31, 1997, international revenues accounted for approximately 19% of the Company's total revenues. Revenue from international customers did not account for any of the Company's total revenues in 1996 or 1995. The Company expects that revenue from international customers may account for a significantly larger portion of the Company's total revenues in the foreseeable future then it did in 1997. The Company is expanding its sales efforts outside of the United States, both directly and through distributors and switch vendors. Any such expansion will require significant management attention and financial resources. See "Risks and Uncertainties -- Risks Associated with International Expansion."

     The Company is actively seeking to enter into distribution agreements and other marketing arrangements as it believes it will depend on distributors in the future, both with respect to PhonePrint and new products, if any, that the Company may offer. During 1997, the Company entered into distribution agreements with Motorola, Inc. ("Motorola") and Ericsson Radio Systems AB ("Ericsson"), which provide these companies the ability to distribute PhonePrint worldwide on a non-exclusive basis. The Company also entered into sales referral agreements with Lucent Technologies, Inc. ("Lucent") and Sumitomo Corporation of America ("Sumitomo") allowing Lucent and Sumitomo to work with the Company to generate sales leads in certain situations. In 1996, the Company entered into a distribution agreement with Aurora Wireless Technologies, Ltd. ("Aurora"), which provides Aurora with the ability to distribute PhonePrint throughout the Asia/Pacific region, as defined in the agreement. Pursuant to these arrangements, PhonePrint systems have been placed with carriers in the Philippines, Malaysia, and Europe. See "Risks and Uncertainties -- Dependence on Distributors."

     The Company provides service and technical support for its products through both its direct field service and support personnel and its distributors. A high level of continuing service and support is critical to the Company's objective of developing long-term relationships with its customers. The Company also provides on-site installations and technical assistance as part of the standard support and service package that its customers typically purchase for the length of their respective agreements with the Company. The Company also offers various training courses for its distributors and customers.

COMPETITION

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

     The Company's principal competitor for RF-based cloning fraud prevention systems is Cellular Technical Services Company, Inc. ("CTS"). CTS has agreements pursuant to which it has installed or will install its RF-based cloning fraud prevention system in many major U.S. markets. PhonePrint also competes with a number of alternative technologies, including profilers, personal identification numbers and authentication. The Company is aware of numerous companies, including GTE Telecommunications Services, Inc., Authentix Network, Inc., Systems/Link, Subscriber Computing, Inc., and Lightbridge, Inc., that currently are or are expected to offer products in the cloning fraud prevention area. In addition, carriers may themselves develop technologies that limit the demand for PhonePrint. There can be no assurance that any such company or any other competitor will not introduce a new product at a lower price or with greater functionality than PhonePrint. Furthermore, the demand for PhonePrint would be materially adversely affected if wireless telecommunications carriers implement authentication technology applicable to analog phones as their sole cloning fraud solution in major markets, if U.S. wireless telecommunications carriers adopt a uniform digital standard that reduces the need for digital phones to operate in analog mode while roaming, or if analog phone makers change product designs and/or improve manufacturing standards to a point where the difference from phone to phone in the radio waveform becomes so small that it is difficult for PhonePrint to identify a clone. There can be no assurance that any currently available alternative technology or any new technology will not render the Company's products obsolete or significantly reduce the market share afforded to RF-based cloning fraud prevention systems like PhonePrint.

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

MANUFACTURING

     The Company's manufacturing objective is to produce products that conform to Corsair's specifications at the lowest possible manufacturing cost. Manufacturing, system integration and certain testing operations are performed at the Company's headquarters in Palo Alto, California. The Company's manufacturing operations consist primarily of assembling finished goods from components and subassemblies purchased from third parties. The Company monitors quality at each stage of the production process, including the selection of component suppliers, the assembly of finished goods and final testing, packaging and shipping.

     The Company relies to a substantial extent on outside vendors to manufacture many of the components and subassemblies used in PhonePrint, some of which are obtained from a single supplier or a limited group of suppliers. The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. In the past the Company has experienced delays in receiving materials from vendors, sometimes resulting in delays in the assembly of products by the Company. See "Risks and Uncertainties -- Dependence on Third-Party Products and Services; Sole or Limited Sources of Supply."

PATENTS AND PROPRIETARY RIGHTS

     The Company relies on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of December 31, 1997, the Company had one issued U.S. patent, six pending U.S. patent applications; one issued foreign patent and nine pending foreign patent applications. The Company's success will depend in large part on the ability of the Company to obtain patent protection, defend patents once obtained, license third-party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others. The patent positions of companies in the wireless telecommunications industry, including the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that patents will issue from any patent applications owned or licensed to the Company or that, if patents do issue, the claims allowed would be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

     Patents issued and patent applications filed relating to products used in the wireless telecommunications industry are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products used or proposed to be used by the Company. The Company is aware of patents granted to third parties that relate to the potential products the Company is currently developing. The Company will need to either design those potential products in a manner that does not infringe the third-party patents or obtain licenses from the third parties and there can be no assurance that the Company will be able to do so. There can be no assurance that the Company is aware of all patents or patent applications that may materially affect the Company's ability to make, use or sell any current or future products. U.S. patent applications are confidential while pending in the U.S. Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. There can also be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to make, use, sell or otherwise practice its intellectual property (whether or not patented or described in pending patent applications), or to further develop or commercialize its products in the U.S. and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on the Company's business, operating results or financial condition.

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

EMPLOYEES

     As of December 31, 1997, the Company had 143 employees, including 43 in sales and marketing, 18 in manufacturing, 44 in research and development, 20 in operations, field service and customer support and 18 in finance and administration. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with its employees are good.

RISKS AND UNCERTAINTIES

     The Company operates in a rapidly changing environment that involves a number of risks, many of which are beyond the Company's control. The following discussion highlights some of these risks. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and else where in this Annual Report, and the risks discussed in the Company's other SEC Filings.

     Limited Operating History; Lack of Sustained Profitability. The Company was incorporated in December 1994 and first shipped its PhonePrint system in March 1995. Accordingly, the Company has only a limited operating history upon which to base an evaluation of its business and prospects. Despite achieving profitability in the latter half of fiscal 1997, the Company has incurred net losses since its incorporation resulting in an accumulated deficit of $28.3 million as of December 31, 1997. There can be no assurance that the Company's existing revenue levels can be sustained, and past and existing revenue levels should not be considered indicative of future results or growth. Moreover, there can be no assurance that the Company will sustain profitability on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere in this Annual Report. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets such as the markets in which the Company now competes and may in the future compete. The Company's future operating results will depend upon, among other factors: the demand for PhonePrint; the Company's ability to introduce successful new products and product enhancements, including products that are sold to both analog network carriers and emerging digital network carriers such as Personal Communications Services ("PCS") and Enhanced Specialized Mobile Radio ("ESMR") carriers; the level of product and price competition; the ability of the Company to expand its international sales; the Company's success in expanding distribution channels; the Company's success in attracting and retaining motivated and qualified personnel; and the ability of the Company to avoid patent and intellectual property litigation. If the Company is not successful in addressing such risks, as well as the others set forth in this Annual Report, the Company's business, operating results and financial condition will be materially adversely affected.

     Dependence on PhonePrint; Dependence on Analog Networks. To date, all of the Company's revenues have primarily been attributable to PhonePrint, the Company's cloning fraud prevention system, and the Company anticipates that PhonePrint will continue to account for substantially all of the Company's revenues at least through the end of 1998. As a result, the Company's future operating results will depend on the demand for and market acceptance of PhonePrint. A relatively small number of analog network carriers constitute the potential customers for PhonePrint. A large majority of the analog carriers in the largest U.S. markets have to varying degrees already implemented cloning fraud solutions, and there can be no assurance that the Company will be able to achieve material revenues from the sale of PhonePrint to remaining potential customers in the U.S. The Company anticipates that the demand for cloning fraud solutions in the U.S. will decline in the future. If not offset by growth in international markets, this trend will have a material adverse effect on the Company's business, operating results and financial condition. Over time, this trend could also occur in international markets. As analog network carriers adopt cloning fraud solutions for their existing networks, the future commercial success of PhonePrint will depend in part on the further expansion of analog networks by those carriers. If analog networks do not continue to expand, expand slowly or expand in a manner that does not create significant new demand for cloning fraud solutions, then the future demand for PhonePrint would be materially adversely affected. There can be no assurance that the international market for cloning fraud solutions will grow as the U.S. market declines as a result of U.S. analog network carriers adopt solutions to their cloning fraud problems, or that current or future levels of revenues attributable to PhonePrint will be maintained or will not decline. Any reduction in the demand for PhonePrint would have a material adverse effect on the Company's business, operating results and financial condition.

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

     Dependence on New Product Introductions and Product Enhancements. The Company's future success depends on the timely introduction and acceptance of new products and product enhancements. However, there can be no assurance that any new products or product enhancements the Company attempts to develop will be developed successfully or on schedule, or if developed, that they will achieve market acceptance. In addition, there can be no assurance that the Company will successfully execute its strategy of acquiring businesses, products and technologies from third parties. In the case of products that can locate wireless phones, the U.S. Federal Communications Commission ("FCC") has mandated that wireless telecommunications carriers be able to identify the location of emergency 911 callers by October 2001. The Company has a significant product development effort underway addressing the need of U.S. wireless telecommunications carriers resulting from the FCC mandate. There can be no assurance that the FCC mandate will not be abolished or altered in a fashion that reduces or eliminates any potential demand for products addressing phone location. There can be no assurance that any wireless telecommunications carriers will purchase any phone location products before the effective date of the FCC mandate, October 2001. Any failure by the Company to introduce commercially successful new products or product enhancements or any significant delay in the introduction of such new products or product enhancements would have a material adverse effect on the Company's business, operating results and financial condition.

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

     Risks Associated with International Markets. To date, the Company has conducted a limited number of deployments of PhonePrint systems internationally. In an effort to offset what the Company expects will be declining demand in the U.S. for cloning fraud solutions, the Company intends to devote significant marketing and sales efforts over the next several years to increase its sales of PhonePrint to international customers. This expansion of sales efforts outside of the U.S. will require significant management attention and financial resources. There can be no assurance that the Company will be successful in achieving significant sales of PhonePrint in international markets. The Company does not expect to sell PhonePrint in the many international markets that rely primarily on digital wireless networks, including many European countries. There may not be demand in foreign countries with respect to new products, if any, that the Company may offer in the future. For example, the Company is currently developing a product addressing the U.S. FCC mandate that wireless telecommunications carriers be able to identify the location of emergency 911 callers by October 2001. The Company is not aware of any corresponding regulatory requirement in any foreign country.

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

     Potential Acquisitions. The Company has in the past evaluated and expects in the future to pursue acquisitions of businesses, products or technologies that complement the Company's business. Future acquisitions may result in the potentially dilutive issuance of equity securities, the use of cash resources, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Future acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of an acquired business, the diversion of management's attention from other business concerns, entering markets in which the Company has little or no direct prior experience and the potential loss of key employees of an acquired business. In addition, there can be no assurance that the Company would be successful in completing any acquisition. The Company currently has no agreements or understandings with regard to any acquisition.

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

     The Company's principal competitor for RF-based cloning fraud prevention systems is Cellular Technical Services Company, Inc. ("CTS"). CTS has agreements pursuant to which it has installed or will install its RF-based cloning fraud prevention system in many major U.S. markets. PhonePrint also competes with a number of alternative technologies, including profilers, personal identification numbers and authentication. The Company is aware of numerous companies, including GTE Telecommunications Services, Inc., Authentix Network, Inc., and Lightbridge, Inc., that currently are or are expected to offer products in the cloning fraud prevention area. In addition, carriers may themselves develop technologies that limit the demand for PhonePrint. There can be no assurance that any such company or any other competitor will not introduce a new product at a lower price or with greater functionality than PhonePrint. Furthermore, the demand for PhonePrint would be materially adversely affected if wireless telecommunications carriers implement authentication technology applicable to analog phones as their sole cloning fraud solution in major markets, if U.S. wireless telecommunications carriers adopt a uniform digital standard that reduces the need for digital phones to operate in analog mode while roaming, or if analog phone makers change product designs and/or improve manufacturing standards to a point where the difference from phone to phone in the radio waveform becomes so small that it is difficult for PhonePrint to identify a clone. There can be no assurance that any currently available alternative technology or any new technology will not render the Company's products obsolete or significantly reduce the market share afforded to RF-based cloning fraud prevention systems like PhonePrint.

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

     Customer Concentration. To date, a very significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers, comprised entirely of wireless telecommunications carriers that operate analog networks. BellSouth Cellular Corporation, GTE Mobilnet Service Corpora-tion, Southwestern Bell Mobile Systems, Inc. and Radiomovil DIPSA S.A. de C.V. each accounted for greater than 10% of the Company's total revenues in 1997, and collectively accounted for over 52% of the Company's total revenues in 1997. For the same period in 1996, AT&T Wireless Services, Comcast Cellular Communications, Inc., Los Angeles Cellular Telephone Company and Southwestern Bell Mobile Systems, Inc., each accounted for greater than 10% of the Company's total revenues, and collectively accounted for over 70% of the Company's total revenues in 1996. AirTouch Communications, Inc. and AT&T Wireless Services, Inc. accounted for virtually all of the Company's total revenues in 1995. A relatively small number of analog network carriers are potential customers for PhonePrint. The Company believes that the number of potential customers for future products, if any, will be relatively small. Any failure by the Company to capture a significant share of those customers could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects a relatively small number of customers will continue to represent a significant percentage of its total revenues for each quarter for the foreseeable future, although the companies that comprise the largest customers in any given quarter may change from quarter to quarter. The terms of the Company's agreements with its customers are generally for periods of between two and five years. Although these agreements typically contain annual software license fees and various service and support fees, there are no minimum payment obligations or obligations to make future purchases of hardware or to license additional software. Therefore, there can be no assurance that any of the Company's current customers will generate significant revenues in future periods.

     Uncertainty Regarding Patents and Protection of Proprietary Technology; Risks of Future Litigation. The Company relies on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of December 31, 1997, the Company had one issued U.S. patent, six pending U.S. patent applications; one issued foreign patent and nine pending foreign patent applications. The Company's success will depend in large part on the ability of the Company to obtain patent protection, defend patents once obtained, license third party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others. The patent positions of companies in the wireless telecommunications industry, including the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that patents will issue from any patent applications owned or licensed to the Company or that, if patents do issue, the claims allowed would be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

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

     Management of Growth. The Company is at an early stage of development and has rapidly and significantly expanded its operations. The number of employees has grown from 36 on January 1, 1995 to 143 on December 31, 1997. Such growth has placed, and, if sustained, will continue to place, significant demands on the Company's management, information systems, operations and resources. The strain experienced to date has chiefly been in hiring, integrating and effectively managing sufficient numbers of qualified personnel to support the expansion of the Company's business. The Company's ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. There can be no assurance that the Company will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Year 2000 Compliance. The Company's products use and are dependent upon certain internally developed and third party software programs. The company has initiated a review and assessment of all hardware and software used in its products to confirm that they will function properly in the year 2000. With respect to software developed internally by the Company, the results of that evaluation to date have revealed certain source codes that are unable to appropriately interpret the upcoming calendar year 2000, and the Company is working diligently to upgrade programs to make them capable of processing data incorporating year 2000 dates without material errors or interruptions. With respect to third party software incorporated in the Company's products, all vendors whose software is used by the Company have indicated that their software is or will be year 2000 compliant. Evaluation of year 2000 issues is continuing, and there can be no assurance that additional issues, not presently known by the Company, will not be discovered which could present a material risk to the function of the Company's products and have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on Distributors. PhonePrint is currently marketed primarily through the Company's direct sales efforts. The Company has entered into distribution agreements with respect to PhonePrint with Motorola, Inc., Ericsson Radio Systems AB and Aurora Wireless Technologies, Ltd. and sales referral agreements with Lucent Technologies, Inc. and Sumitomo Corporation of America. The Company seeks to pursue distribution agreements and other forms of sales and marketing arrangements with other companies and the Company believes that its dependence on distributors and these other sales and marketing relationships will increase in the future, both with respect to PhonePrint and to new products, if any, that the Company may offer in the future. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and the Company does not expect to have any guarantees of continuing orders. There can be no assurance that any existing or future distributors or other sales and marketing partners will not become competitors of the Company with respect to PhonePrint or any future product. Any failure by the Company's existing and future distributors or other sales and marketing partners to generate significant revenues could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 2.  PROPERTIES.

     The Company's principal administrative, assembly, manufacturing, marketing and sales facilities total approximately 34,555 square feet and are located in a single building in Palo Alto, California. The Company occupies its current facilities under a lease that expires on June 1, 2002. The Company has the right to expand into the remaining 20,455 feet of space in the building beginning in April 1998.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Prospectus, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a) Market Price of and Dividends on the Registrant's Common Equity.

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "CAIR." The table below sets forth the high and low closing sales prices per share as reported on The Nasdaq Stock Market since the Company's initial public offering on July 29, 1997.

                                                               HIGH        LOW
                                                              -------    -------
YEAR ENDED DECEMBER 31, 1997
Third quarter ended September 30, 1997(1)...................  $21.625    $15.000
Fourth quarter ended December 31, 1997......................  $26.000    $15.000
YEAR ENDED DECEMBER 31, 1998
First quarter ended March 31, 1998(2).......................  $21.750    $15.000

---------------
(1) From July 29, 1997 through end of the third quarter.

(2) From January 1, 1998 through February 28, 1998.

     On February 28, 1998, the last reported sale price of the Registrant's Common Stock was $20.50 per share. As of February 28, 1998, the number of record holders of the Company's Common Stock was 180 and the number of beneficial holders was approximately 2,000. The Company has declared no cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     (b) Recent Sales of Unregistered Securities

     Since January 1, 1997, the Company has sold and issued the following unregistered securities:

          (1) On March 1, 1997, the Company issued an aggregate of 400,000 shares of Series D preferred stock (which has subsequently been converted into 266,667 shares of Common Stock) to certain investors for an aggregate consideration of $3,000,000.00

          (2) From January 1, 1997 to July 29, 1997, the Company issued options to purchase an aggregate of 513,925 shares of Common Stock with exercise prices ranging from $0.83 to $12.00 per share, and 726,065 shares of Common Stock were issued through the exercise of options for an aggregate exercise price of approximately $401,000.

     The sales and issuance's of securities in the above transactions were deemed to be exempt under the Securities Act by virtue of Section 4(2) thereof and/or Regulation D and Rule 701 promulgated thereunder as transactions not involving any public offering. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to any distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Similar representations of investment intent were obtained and similar legends imposed in connection with any subsequent transfers of any such securities. The Registrant believes that all recipients had adequate access, either through employment or other relationships, to information about the Registrant to make an informed investment decision.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected financial data presented below under the captions "Statement of Operations Data" for the period from December 5, 1994 (inception) to December 31, 1994 and for each of the years ended December 31, 1995, 1996 and 1997 and "Balance Sheet Data" as of December 31, 1994, 1995, 1996 and 1997 are derived from the financial statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent auditors. Historical results are not necessarily indicative of future results of operations.

                                                  PERIOD FROM
                                                  DECEMBER 5,
                                                      1994
                                                 (INCEPTION) TO
                                                  DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                                 --------------   --------------------------------------
                                                      1994           1995           1996         1997
                                                 --------------   -----------    ----------    ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues.................................     $    --        $   7,593      $ 19,606      $47,838
Total cost of revenues.........................          --            8,137        19,197       31,516
                                                    -------        ---------      --------      -------
Gross profit (deficit).........................          --             (544)          409       16,322
Operating costs and expenses:
  Research and development.....................         507            3,094         4,983        6,975
  Sales and marketing..........................          62            2,981         5,374        7,486
  General and administrative...................         498            2,115         2,591        3,868
  Write-off of in-process research and
     development...............................       4,894               --            --           --
                                                    -------        ---------      --------      -------
  Total operating costs and expenses...........       5,961            8,190        12,948       18,329
                                                    -------        ---------      --------      -------
Operating loss.................................      (5,961)          (8,734)      (12,539)      (2,007)
Interest income (expense), net.................          20              218          (220)       1,374
                                                    -------        ---------      --------      -------
Loss before income taxes.......................      (5,941)          (8,516)      (12,759)        (633)
Income taxes...................................           1                1             2            7
                                                    -------        ---------      --------      -------
Loss before extraordinary item.................      (5,942)          (8,517)      (12,761)        (640)
Loss on debt extinguishment....................          --               --            --         (428)
                                                    -------        ---------      --------      -------
Net loss.......................................     $(5,942)       $  (8,517)     $(12,761)     $(1,068)
                                                    =======        =========      ========      =======
Basic and diluted net loss per share data(1):
Loss before extraordinary item.................                    $ (774.27)     $ (96.67)     $ (0.10)
Extraordinary item.............................                    $      --      $     --      $ (0.06)
                                                                   ---------      --------      -------
Net loss.......................................                    $ (774.27)     $ (96.67)     $ (0.16)
                                                                   =========      ========      =======
Shares used in per share calculation...........                           11           132        6,643
                                                                   =========      ========      =======
Pro forma basic and diluted net loss per share
  data(1):
Loss before extraordinary item.................                                   $  (1.75)     $ (0.05)
Extraordinary item.............................                                         --      $ (0.04)
                                                                                  --------      -------
Net loss.......................................                                   $  (1.75)     $ (0.09)
                                                                                  ========      =======
Shares used in pro forma per share
  calculation..................................                                      7,312       11,697
                                                                                  ========      =======

---------------
(1) Per share results have been restated in accordance with SFAS No. 128 and SAB No. 98 from the previously reported per share results of $(0.09) and $(1.44) for the years ended December 31, 1997 and 1996, respectively.

                                                                    DECEMBER 31,
                                                      ----------------------------------------
                                                       1994       1995       1996       1997
                                                      -------    -------    -------    -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents, & short term investments....  $ 6,819    $ 9,029    $19,504    $59,160
Working capital.....................................    9,560      9,767     19,561     54,835
Total assets........................................   11,305     14,156     34,911     77,677
Long-term obligations...............................    3,010      1,155      4,394        438
Total stockholders' equity..........................    7,273     10,592     18,011     59,947

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1. Business -- Risks and Uncertainties." The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

     The following should be read in conjunction with the Company's financial statements and notes thereto.

OVERVIEW

     Corsair was incorporated in December 1994 in connection with the purchase of certain in-process research and development and certain assets from a subsidiary of TRW Inc. The Company further developed this technology into the PhonePrint cloning fraud prevention system and first recorded revenues from commercial shipment of this system in June 1995. From inception, the Company's operating activities have related primarily to the commercialization, continued development and enhancement of PhonePrint, the sale and marketing of PhonePrint, and the development of potential new products. In 1995, the Company generated revenues of $7.6 million based upon sales of PhonePrint to two customers. In 1996 the Company generated revenues of $19.6 Million based upon sales of PhonePrint to nine customers. In 1997, the Company generated revenues of $47.8 million based upon sales of PhonePrint to twenty-three customers. See "Risk and Uncertainties -- Customer Concentration."

     To date, all of the Company's revenues have been attributable to PhonePrint, and the Company anticipates that the sale and license of the hardware and software that constitute PhonePrint and the sale of associated services will continue to account for substantially all of the Company's revenues at least through the end of 1998. As a result, the Company's future operating results will depend on the demand for and market acceptance of PhonePrint. A relatively small number of analog network carriers constitute the potential customers for PhonePrint. A large majority of the analog carriers in the largest U.S. markets have to varying degrees already implemented cloning fraud solutions, and there can be no assurance that the Company will be able to achieve material revenues from the sale of PhonePrint to remaining potential customers in the U.S. The Company anticipates that the demand for cloning fraud solutions in the U.S. will decline in the future. If not offset by growth in international markets, this trend will have a material adverse effect on the Company's business, operating results and financial condition. Over time, this trend could also occur in international markets. To date, the Company had conducted a limited number of deployments of PhonePrint systems internationally. In an effort to offset what the Company expects will be declining demand in the U.S. for cloning fraud solutions, the Company intends to devote significant marketing and sales efforts over the next several years to increase its sales of PhonePrint to international customers and intends to pursue acquisitions of businesses, products or technologies that complement the Company's business.

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

     The Company sells PhonePrint primarily through its direct sales force, but has also entered into distribution agreements with Motorola, Ericsson and Aurora and seeks to enter into additional distribution agreements for international markets. The Company has entered into sales referral agreements with Lucent and Sumitomo. The Company's gross margin will also vary depending on the mix of direct sales and sales through distribution channels and sales referral arrangements.

     The Company continues to make efforts to generate profits by increasing sales volume, decreasing costs of goods sold, and through certain other measures. While the Company has certain programs in place intended to reduce the costs of certain components of the PhonePrint system, the Company expects that its operating expenses will continue to increase in the foreseeable future. As a result, there can be no assurance that the Company will maintain its profitability. See "Risks and Uncertainties -- Limited Operating History; Lack of Profitability."

RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     REVENUES. For the year ended December 31, 1997, total revenues were $47.8 million, compared with $19.6 and $7.6 million for the comparable 1996 and 1995 periods, respectively. System revenue was $41.9 million for the year ended December 31, 1997, compared with $18.2 million for 1996 and $7.4 million for 1995. This increase resulted primarily from an increase in sales of PhonePrint systems.

     Service revenue was $6.0 million for the year ended December 31, 1997, compared with $1.4 million and $242,000 for the comparable periods in 1996 and 1995, respectively. The increase in service revenue was attributable to growth in the installed base of PhonePrint units covered by service contracts over the years and initial revenue attributable to the Company's PhonePrint Roaming Network service released late in 1996.

     International revenues comprised 18.9% of total revenues for the year ended December 31, 1997. The Company did not have export sales in 1996 or 1995.

     GROSS PROFIT (DEFICIT). Gross profit increased to $16.3 million for the year ended December 31, 1997 from a gross profit of $409,000 in 1996 and a gross deficit of $544,000 in 1995. The increase in gross profit was due primarily to improved margins from system revenues which contributed $13.9 million in gross profit for the year ended December 31, 1997 as compared to a gross profit of $943,000 for the year ended December 31, 1996, and gross deficits of $171,000 for the same period in 1995. Service revenue gross profit for the year ended December 31, 1997 improved to $2.4 million as compared to a gross deficit of $534,000 and $373,000 in the previous two fiscal years.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $7.0 million, or 14.6% of total revenues, for the year ended December 31, 1997, compared with $5.0 million (25.4% of total revenues), and $3.1 million (40.8% of total revenues) for the years ended December 31, 1996 and 1995, respectively. This increase in expenditures was due primarily to the hiring of additional engineering personnel related to the continued development of PhonePrint and development work on new products and the decrease in percentage of total revenues was due to the overall increase in the Company's revenues from period to period.

     SALES AND MARKETING. Sales and marketing expenses were $7.5 million, or 15.6% of total revenues, during the year ended December 31, 1997, compared with $5.4 million or 27.4% of total revenues for the year ended December 31, 1996 and $3.0 million or 39.3% of total revenues for the comparable 1995 period. The increase in expenses resulted from the hiring of additional sales and marketing personnel to support the increased sales of PhonePrint and to support the increase in service revenue. The decrease in percentage of total revenues was due to the overall increase in the Company's revenues form period to period. The Company expects its sales and marketing expenses to increase in absolute dollars in the foreseeable future as it expands the scope of its sales and marketing efforts.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.9 million (8.1% of total revenues) in the year ended December 31, 1997, compared with $2.6 million (13.2% of total revenues) and $2.1 million (27.9% of total revenues) for the years ended December 31, 1996 and 1995, respectively. This increase in expenditures was due primarily to higher personnel expenses related to increased staffing. The decrease in percentage of total revenues was due to the overall increase in the Company's revenues form period to period.

     INTEREST INCOME (EXPENSE), NET. Net interest income was $1.4 million in the year ended December 31, 1997 as compared to net interest expense of $220,000 in 1996 and net interest income of $218,000 in 1995. Net interest income and expense consists of interest income from the Company's cash and short-term investments, net of interest expense on the Company's equipment loans, equipment lease lines and other loans obtained primarily in 1996. The increase in net interest income in 1997 was a result of larger average cash investments attributable to the proceeds received from the Company's initial public offering of Common Stock completed in July 1997.

     EXTRAORDINARY ITEM. During the year ended December 31, 1997, the Company incurred a loss on debt extinguishment of $428,000 associated with paying the principal and interest of $5.1 million on short-term and long-term notes payable.

     INCOME TAXES. The income tax expense for the years ended December 31, 1997, 1996 and 1995 represent minimum state tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations from inception primarily through a series of Preferred Stock, debt financings, and an initial public offering. From its incorporation through December 31, 1997, the Company completed four Preferred Stock financings providing aggregate net proceeds of approximately $47.9 million, and debt financings provided aggregate net proceeds of approximately $5.9 million. In July 1997, the Company completed its initial public offering generating $39.1 million of net proceeds. At December 31, 1997, the Company had cash and cash equivalents of approximately $15.4 million and short-term investments of approximately $43.7 million.

     In June 1997, the Company signed a loan and security agreement, which made available a $3.0 million equipment term loan facility at prime plus 0.75% (9.25% at December 31, 1997). The loan facility is available through July 1998 and is secured by any underlying equipment purchased. As of December 31, 1997, the Company did not have any borrowings under the equipment term loan.

     The Company's operating activities generated cash of $5.9 million for the year ended December 31, 1997. The improvement in 1997 over previous years was due primarily to improved operating results, increased cash collections in accounts receivable, lower inventory balances, and an increase in deferred revenue.

     The Company's investing activities used cash of $43.6 million for the year ended December 31, 1997. Net cash of $41.3 million was used for purchasing short-term investments, and cash of $2.3 million was used for the purchase of property and equipment, primarily computer hardware and software, and for leasehold improvements to the Company's facility.

     The Company's financing activities generated cash of $36.1 million for the year ended December 31, 1997 primarily attributable to the Company's July 1997 initial public offering, which resulted in net proceeds to the Company of $39.1 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Balance Sheets as of December 31, 1996 and 1997.............   30
Statements of Operations for the years ended December 31,
  1995, 1996 and 1997.......................................   31
Statements of Stockholders' Equity for the years ended
  December 31, 1995, 1996 and 1997..........................   32
Statements of Cash Flows for the years ended December 31,
  1995, 1996 and 1997.......................................   33
Notes to Financial Statements...............................   34

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Corsair Communications, Inc.:

     We have audited the accompanying balance sheets of Corsair Communications, Inc. as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corsair Communications, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ KPMG PEAT MARWICK LLP

San Francisco, California
January 26, 1998

                          CORSAIR COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 17,052    $ 15,426
  Short-term investments....................................     2,452      43,734
  Trade accounts receivable, less allowance for doubtful
     accounts of $404 for 1996 and $501 for 1997............     3,260       3,836
  Other receivables.........................................        43         754
  Evaluation inventory......................................     5,328       4,590
  Inventories, net..........................................     3,849       3,618
  Prepaid expenses..........................................        83         169
                                                              --------    --------
          Total current assets..............................    32,067      72,127
Property and equipment, net.................................     2,424       3,511
Other assets................................................       420       2,039
                                                              --------    --------
                                                              $ 34,911    $ 77,677
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,428    $    696
  Accrued expenses..........................................     2,502       5,790
  Current portion of notes payable..........................     1,803          --
  Current portion of capital lease obligations..............       286         437
  Deferred revenue..........................................     4,487      10,369
                                                              --------    --------
          Total current liabilities.........................    12,506      17,292
  Notes payable, net of current portion.....................     3,780          --
  Capital lease obligations, net of current portion.........       614         438
                                                              --------    --------
          Total liabilities.................................    16,900      17,730
                                                              --------    --------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.001 par value; 14,548,963
     shares authorized; 9,166,288 shares issued and
     outstanding at December 31, 1996; none issued and
     outstanding at December 31, 1997.......................         9          --
  Common stock, $.001 par value; 20,000,000 shares
     authorized; 604,094, and 13,635,440 shares issued and
     outstanding at December 31, 1996 and 1997,
     respectively...........................................         1          14
  Note receivable from stockholder..........................      (136)       (136)
  Additional paid-in capital................................    45,426      89,005
  Deferred compensation.....................................       (69)       (648)
  Accumulated deficit.......................................   (27,220)    (28,288)
                                                              --------    --------
          Total stockholders' equity........................    18,011      59,947
                                                              --------    --------
                                                              $ 34,911    $ 77,677
                                                              ========    ========

                 See accompanying notes to financial statements

                          CORSAIR COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
Revenues:
  System revenue...........................................  $  7,351    $ 18,178    $ 41,887
  Service revenue..........................................       242       1,428       5,951
                                                             --------    --------    --------
          Total revenues...................................     7,593      19,606      47,838
                                                             --------    --------    --------
Cost of revenues:
  System revenue costs.....................................     7,522      17,235      27,954
  Service revenue costs....................................       615       1,962       3,562
                                                             --------    --------    --------
          Total cost of revenues...........................     8,137      19,197      31,516
                                                             --------    --------    --------
          Gross profit (deficit)...........................      (544)        409      16,322
                                                             --------    --------    --------
Operating costs and expenses:
  Research and development.................................     3,094       4,983       6,975
  Sales and marketing......................................     2,981       5,374       7,486
  General and administrative...............................     2,115       2,591       3,868
                                                             --------    --------    --------
          Total operating costs and expenses...............     8,190      12,948      18,329
                                                             --------    --------    --------
          Operating loss...................................    (8,734)    (12,539)     (2,007)
Interest income (expense), net.............................       218        (220)      1,374
                                                             --------    --------    --------
          Loss before income taxes and extraordinary
            item...........................................    (8,516)    (12,759)       (633)
Income taxes...............................................         1           2           7
                                                             --------    --------    --------
Loss before extraordinary item.............................    (8,517)    (12,761)       (640)
Loss on debt extinguishment, net of taxes..................        --          --        (428)
                                                             --------    --------    --------
Net loss...................................................  $ (8,517)   $(12,761)   $ (1,068)
                                                             ========    ========    ========
Basic and diluted net loss per share data:
Loss before extraordinary item.............................  $(774.27)   $ (96.67)   $  (0.10)
Extraordinary item.........................................  $     --    $     --    $  (0.06)
                                                             --------    --------    --------
Net loss...................................................  $(774.27)   $ (96.67)   $  (0.16)
                                                             ========    ========    ========
Shares used in per share calculation.......................        11         132       6,643
                                                             ========    ========    ========
Pro forma basic and diluted net loss per share data:
Loss before extraordinary item.............................              $  (1.75)   $  (0.05)
Extraordinary item.........................................              $     --    $  (0.04)
                                                                         --------    --------
Net loss...................................................              $  (1.75)   $  (0.09)
                                                                         ========    ========
Shares used in pro forma per share calculation.............                 7,312      11,697
                                                                         ========    ========

                See accompanying notes to financial statements.

                          CORSAIR COMMUNICATIONS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                        CONVERTIBLE                                NOTE
                                      PREFERRED STOCK        COMMON STOCK       RECEIVABLE    ADDITIONAL
                                    -------------------   -------------------      FROM        PAID-IN       DEFERRED
                                      SHARES     AMOUNT     SHARES     AMOUNT   STOCKHOLDER    CAPITAL     COMPENSATION
                                    ----------   ------   ----------   ------   -----------   ----------   ------------
Balances as of December 31,
  1994............................   5,413,340    $  5            --    $ --      $(3,000)     $16,210       $    --
Collection of stockholders'
  notes...........................          --      --            --      --        3,000           --            --
Exercise of common stock
  options.........................          --      --        50,750      --           --           15            --
Issuance of convertible preferred
  stock warrants in conjunction
  with debt financing.............          --      --            --      --           --           30            --
Issuance of Series B convertible
  preferred stock, net of issuance
  costs of $34....................   1,328,084       2            --      --           --        8,789            --
Net loss..........................          --      --            --      --           --           --            --
                                    ----------    ----    ----------    ----      -------      -------       -------
Balances as of December 31,
  1995............................   6,741,424       7        50,750      --           --       25,044            --
Exercise of common stock
  options.........................          --      --       553,344       1         (136)         230            --
Issuance of convertible preferred
  stock warrants in conjunction
  with debt financings............          --      --            --      --           --          131            --
Issuance of Series C convertible
  preferred stock, net of issuance
  costs of $56....................   2,424,864       2            --      --           --       19,948            --
Deferred compensation related to
  grant of stock options..........          --      --            --      --           --           73           (73)
Amortization of deferred
  compensation....................          --      --            --      --           --           --             4
Net loss..........................          --      --            --      --           --           --            --
                                    ----------    ----    ----------    ----      -------      -------       -------
Balances as of December 31,
  1996............................   9,166,288       9       604,094       1         (136)      45,426           (69)
Exercise of common stock
  options.........................          --      --       730,416       1           --          402            --
Issuance of Series D convertible
  preferred stock, net of issuance
  costs of $3.....................     266,668      --            --      --           --        2,996            --
Deferred compensation related to
  grant of stock options..........          --      --            --      --           --        1,129        (1,129)
Conversion of preferred stock to
  common stock....................  (9,432,956)     (9)    9,432,956       9           --           --            --
Issuance of common stock net of
  issuance costs of $1,049........          --      --     2,875,000       3           --       39,055            --
Repurchase of common stock........          --      --        (7,026)     --           --           (3)           --
Amortization of deferred
  compensation....................          --      --            --      --           --           --           550
Net loss..........................          --      --            --      --           --           --            --
                                    ----------    ----    ----------    ----      -------      -------       -------
Balances as of December 31,
  1997............................          --    $ --    13,635,440    $ 14      $  (136)     $89,005       $  (648)
                                    ==========    ====    ==========    ====      =======      =======       =======


                                                      TOTAL
                                    ACCUMULATED   STOCKHOLDERS'
                                      DEFICIT        EQUITY
                                    -----------   -------------
Balances as of December 31,
  1994............................   $ (5,942)      $  7,273
Collection of stockholders'
  notes...........................         --          3,000
Exercise of common stock
  options.........................         --             15
Issuance of convertible preferred
  stock warrants in conjunction
  with debt financing.............         --             30
Issuance of Series B convertible
  preferred stock, net of issuance
  costs of $34....................         --          8,791
Net loss..........................     (8,517)        (8,517)
                                     --------       --------
Balances as of December 31,
  1995............................    (14,459)        10,592
Exercise of common stock
  options.........................         --             95
Issuance of convertible preferred
  stock warrants in conjunction
  with debt financings............         --            131
Issuance of Series C convertible
  preferred stock, net of issuance
  costs of $56....................         --         19,950
Deferred compensation related to
  grant of stock options..........         --             --
Amortization of deferred
  compensation....................         --              4
Net loss..........................    (12,761)       (12,761)
                                     --------       --------
Balances as of December 31,
  1996............................    (27,220)        18,011
Exercise of common stock
  options.........................         --            403
Issuance of Series D convertible
  preferred stock, net of issuance
  costs of $3.....................         --          2,996
Deferred compensation related to
  grant of stock options..........         --             --
Conversion of preferred stock to
  common stock....................         --             --
Issuance of common stock net of
  issuance costs of $1,049........         --         39,058
Repurchase of common stock........         --             (3)
Amortization of deferred
  compensation....................         --            550
Net loss..........................     (1,068)        (1,068)
                                     --------       --------
Balances as of December 31,
  1997............................   $(28,288)      $ 59,947
                                     ========       ========

                See accompanying notes to financial statements.

                          CORSAIR COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995        1996        1997
                                                              -------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(8,517)   $(12,761)   $ (1,068)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................      472       1,013       2,001
     Amortization of deferred compensation..................       --           4         550
     Extraordinary loss on extinguishment of debt...........       --          --         428
     Loss on disposition of fixed assets....................       --          --         100
     Changes in operating assets and liabilities:
       Trade accounts receivable............................     (808)     (2,453)       (576)
       Other receivables....................................       --         (28)       (711)
       Inventories..........................................    1,551      (6,965)        969
       Prepaid expenses and other assets....................     (162)       (199)     (2,235)
       Accounts payable and accrued expenses................      302       4,870         556
       Deferred revenue.....................................    1,423       3,024       5,882
                                                              -------    --------    --------
          Net cash (used in) provided by operating
            activities......................................   (5,739)    (13,495)      5,896
                                                              -------    --------    --------
Cash flows from investing activities:
  Purchase of short-term investments........................   (1,957)     (2,452)    (64,452)
  Proceeds from sales and maturities of short-term
     investments............................................       --       1,957      23,170
  Purchases of property and equipment.......................   (1,528)       (605)     (2,292)
                                                              -------    --------    --------
          Net Cash used in investing activities.............   (3,485)     (1,100)    (43,574)
                                                              -------    --------    --------
Cash flows from financing activities:
  Proceeds from sale of preferred stock, net of offering
     costs..................................................    8,791      19,950       2,996
  Proceeds from issuance of common stock, net of offering
     costs..................................................       --          --      39,055
  Proceeds from exercise of common stock options............       15          95         403
  Proceeds from notes payable...............................      970       4,925          --
  Proceeds from issuance of warrants........................       30         131          --
  Payments on note payable..................................      (82)       (230)     (6,011)
  Payments on capital lease obligations.....................      (12)       (232)       (391)
  Loan to stockholder.......................................       --         (64)         --
  Repayment of notes payable to ESL Incorporated............   (3,235)         --          --
  Proceeds from note receivable from stockholders...........    3,000          --          --
                                                              -------    --------    --------
          Net cash provided by financing activities.........    9,477      24,575      36,052
                                                              -------    --------    --------
Net increase (decrease) in cash and cash equivalents........      253       9,980      (1,626)
Cash and cash equivalents, beginning of year................    6,819       7,072      17,052
                                                              -------    --------    --------
Cash and cash equivalents, end of year......................  $ 7,072    $ 17,052    $ 15,426
                                                              =======    ========    ========
Cash paid during the year:
  Interest..................................................  $   112    $    458    $    533
                                                              =======    ========    ========
  Income taxes..............................................  $     1    $      2    $      7
                                                              =======    ========    ========
Noncash financing and investing activities
  Assets recorded under capital leases......................  $   165    $    979    $    366
                                                              =======    ========    ========
  Common stock issued upon exercise of stock options in
     exchange for stockholder note..........................  $    --    $    136    $     --
                                                              =======    ========    ========
  Deferred compensation relating to stock option grants.....  $    --    $     73    $  1,129
                                                              =======    ========    ========
  Conversion of preferred stock to common stock.............  $    --    $     --    $ 31,737
                                                              =======    ========    ========

                See accompanying notes to financial statements.

                          CORSAIR COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

1.  BUSINESS

     Corsair Communications, Inc. (the Company) was incorporated in the state of Delaware in December 1994 to develop an open architecture hardware and software system that can serve as a platform for the delivery of multiple products and services to the wireless telecommunications industry. The Company sells and markets its products to wireless telecommunications carriers domestically and internationally.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     System revenue is comprised of hardware sales and software licensing, net of estimated allowances. Revenue from hardware sales is recognized upon commissioning of the product (the activation of the cell site equipment, following testing, integration and implementation), unless a sales agreement contains specific acceptance criteria, in which case hardware revenue is recognized upon achievement of such criteria. Revenue from the licensing of system software, which includes post-contract customer support and certain product enhancements, is recognized ratably over the term of the license period.

     Service revenue is comprised of field maintenance and other services. Revenue from field maintenance contracts is recognized ratably over the term of the maintenance period. Revenue from other sources is recognized as the services are performed.

     Deferred revenue primarily includes deferred software license and maintenance revenue and deposits received from customers after shipment but prior to installation of systems.

  Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk principally consist of cash, cash equivalents, short-term investments, and accounts receivable.

     The Company limits the amounts invested in any one type of investment. The Company maintains its cash investments with several financial institutions. Management believes the financial risks associated with such deposits are minimal.

     The Company has historically sold its products directly to wireless telecommunications carriers. Sales generally are not collateralized, credit evaluations are performed as appropriate, and allowances are provided for estimated credit losses. The Company has not experienced significant losses on trade receivables from any particular customer or geographic region.

  Cash Equivalents and Short-Term Investments

     Cash equivalents consist of instruments with remaining maturities of 90 days or less at the date of acquisition. Certain cash equivalents and all of the Company's investments are classified as available-for-sale. The securities are carried at fair value, which approximates cost. To date, the fair value of the securities has not differed significantly from the cost basis of the securities.

     The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, if any, are included in interest income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income, net.

     Investments, all of which are debt securities maturing in one year or less and are classified as available-for-sale, consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1996      1997
                                                            ------    -------
Commercial paper..........................................  $3,955    $10,874
Corporate debt securities.................................      --     24,505
Certificates of deposit...................................     525     13,994
                                                            ------    -------
                                                            $4,480    $49,373
                                                            ======    =======

  Inventories

     Inventories, including evaluation inventory, are stated at the lower of first-in, first-out cost, or market. Evaluation inventory is comprised of finished hardware units delivered to a customer which are pending commissioning of the product.

  Property and Equipment

     Property and equipment are recorded at cost. Equipment recorded under capital leases is stated at the lower of fair value or the present value of minimum lease payments at the inception of the lease. Depreciation is calculated under the straight-line method over the estimated useful lives of the assets, generally three to five years. Equipment recorded under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset. Leasehold improvements are amortized on a straight-line method over the shorter of the lease term or the estimated useful life of the asset.

  Software Research and Development Costs

     All costs incurred to establish the technological feasibility of software are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized on a straight-line basis over their estimated useful lives. The Company determines that technological feasibility has been established once a product design and working model have been completed and tested. No software research and development costs have been capitalized to date as qualified amounts have not been significant.

  Other Assets

     Included in other assets are spare parts that are generally amortized on a straight-line basis over the course of their respective useful lives, generally two years.

  Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

  Net Loss Per Share

     During 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities, such as options, diluted EPS. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, convertible preferred stock outstanding on an as-if converted basis and common equivalent shares from options to purchase common stock and warrants outstanding using the treasury stock method. The Company has excluded the impact of approximately 1,043,958, 973,927 and 946,219 outstanding options to purchase common stock and outstanding warrants to purchase 27,073, 157,907, and 157,907 shares of common stock as of December 31, 1995, 1996 and 1997, respectively, since their inclusion in diluted and pro forma diluted per share results would have been antidilutive.

     The difference between diluted and pro forma basic and diluted net loss per share data as reported are the assumed conversion of the Company's series of convertible preferred stock (converted at the effectiveness of the Company's initial public offering) from the date of their respective issuances.

     Effective February 3, 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98, which changes the calculation of earnings per share in periods prior to initial public offerings, as previously applied under SAB No. 83. When a registrant issued common stock, warrants, options, or other potentially dilutive instruments for consideration or with exercise prices below the initial public offering price, within a one year period prior to the filing of a registration statements relating to an initial public offering, SAB No. 83 required such equity instruments to be treated as outstanding for all periods covered by income statements in the filing, using the anticipated initial public offering price and the treasury stock method. Under SAB No. 98 equity securities issued or granted for nominal consideration are to be reflected in per share calculations for all periods presented. The Company has concluded that during all periods prior to the Company's initial public offering, no equity instruments were issued for nominal consideration.

     In accordance with SFAS No. 128 and SAB No. 98, the Company has restated the basic and diluted net loss per share data from the previously reported per share results for the years ended December 31, 1997 and 1996 of $(0.09) and $(1.44), respectively.

  Reclassifications

     Certain amounts reported in previous years have been reclassified to conform to the fiscal 1997 presentation.

3.  BALANCE SHEET AND STATEMENT OF OPERATIONS COMPONENTS

  Inventories

     Inventories consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1996      1997
                                                             ------    ------
Raw materials..............................................  $2,371    $1,479
Work in process............................................   1,026       189
Finished goods.............................................     452     1,950
                                                             ------    ------
                                                             $3,849    $3,618
                                                             ======    ======

  Property and Equipment

     Property and equipment consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1996      1997
                                                             ------    ------
Computer equipment.........................................  $1,779    $2,914
Furniture and fixtures.....................................     589       740
Purchased software.........................................     407       665
Leasehold improvements.....................................     524       892
Machinery and equipment....................................     579     1,324
                                                             ------    ------
                                                              3,878     6,535
Less accumulated depreciation and amortization.............   1,454     3,024
                                                             ------    ------
                                                             $2,424    $3,511
                                                             ======    ======

     The total amount of assets recorded under capital leases included in property and equipment is approximately $1,109,000 and $1,473,000 as of December 31, 1996 and 1997, respectively. Accumulated amortization thereon was $214,000 and $401,000 as of December 31, 1996 and 1997, respectively.

  Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1996      1997
                                                             ------    ------
Accrued benefits...........................................  $  820    $1,204
Accrued warranty costs.....................................     140       949
Accrued professional fees..................................     163       782
Accrued retrofit...........................................     912       622
Other......................................................     467     2,233
                                                             ------    ------
                                                             $2,502    $5,790
                                                             ======    ======

  Significant Customers

     The following tables summarize the Company's significant customers as of and for the years ended December 31, 1995, 1996 and 1997:

                                                             PERCENTAGE OF
                                                             TOTAL REVENUES
                                                          --------------------
                                                          1995    1996    1997
                                                          ----    ----    ----
Customer A..............................................   56%     --      --
Customer B..............................................   40%     15%      6%
Customer C..............................................   --      18%      5%
Customer D..............................................   --      27%     13%
Customer E..............................................   --      13%      2%
Customer F..............................................   --       9%     15%
Customer G..............................................   --       5%     14%
Customer H..............................................   --      --      10%

                                                              PERCENTAGE OF TRADE
                                                              ACCOUNTS RECEIVABLE
                                                              -------------------
                                                                1996       1997
                                                              --------   --------
Customer D..................................................     48%        14%
Customer I..................................................     --         18%
Customer J..................................................     17%        12%

4.  DEBT

     In August 1995, the Company entered into a loan and security agreement with a lending institution pursuant to which the Company borrowed $1.0 million, secured by the Company's inventory and fixed assets, at a 14.95% stated interest rate. In July 1996, the Company entered into additional agreements with two lending institutions pursuant to which the Company borrowed $5.0 million at a 14.55% stated interest rate. These creditors were granted a security interest in certain of the Company's tangible and intangible assets. The Company issued warrants in conjunction with both debt financing to purchase an aggregate 157,907 shares of Series B convertible preferred stock at an exercise price of $5.91 to $6.65 per share. The warrants, exercisable until July 2002, were assigned an aggregate value of $161,000, with the value being amortized over the term of the loan and recorded as interest expense. As of December 31, 1997, no warrants had been exercised.

     In the third quarter of 1997, the Company recorded an extraordinary loss of $428,000 in connection with the payment of $5.1 million in principal and interest for the early extinguishment of all three loan and security agreements. The loss was comprised of pre-payment penalties and amortization of the remaining discount on the debt associated with the warrants issued along with the notes payable.

     In June 1997, the Company signed a Loan and Security Agreement which made available a $3.0 million equipment term loan facility at prime plus 0.75% (9.25% at December 31, 1997). The loan facility is available through July 1998 and is secured by any underlying equipment purchased. As of December 31, 1997, the Company did not have any borrowings under the equipment term loan.

5.  INCOME TAXES

     A reconciliation of the federal statutory rate of 34% to the Company's effective tax rate is as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1995       1996      1997
                                                  -------    -------    -----
Benefit at U.S. federal statutory rate..........  $(2,895)   $(4,338)   $(215)
Unutilized net operating losses.................    2,856      4,244        7
State income taxes..............................        1          2        7
Nondeductible expenses..........................       39         94      208
                                                  -------    -------    -----
Total tax expense...............................  $     1    $     2    $   7
                                                  =======    =======    =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Deferred tax assets:
  Inventory, due to reserves and additional amounts
     capitalized for tax....................................  $    553    $    401
  Other accruals and reserves not currently deductible for
     tax purposes...........................................       761       1,185
  Technology asset..........................................     1,817       1,677
  Net operating loss carryforward and deferred start-up
     costs..................................................     7,548       7,706
  Credit carryforwards......................................       543       1,014
  Property and equipment....................................        --         182
  Other.....................................................       104          54
                                                              --------    --------
Gross deferred tax assets...................................    11,326      12,219
  Less valuation allowance..................................   (11,326)    (12,219)
                                                              --------    --------
  Net deferred tax assets...................................  $     --    $     --
                                                              ========    ========

     The net change in the valuation allowance for the years ended December 31, 1996 and 1997, was an increase of approximately $4,955,000 and $893,000, respectively. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

     As of December 31, 1997, the Company had net federal and California operating loss carryforwards of approximately $18.6 million and $14.4 million, respectively, for income tax reporting. The federal net operating loss carryforwards expire beginning in 2009 through 2012.

     The Company also has research and experimental tax credits aggregating approximately $497,000 and $377,000 for federal and California purposes, respectively. The federal credits expire beginning in 2009 through 2012. The California credits carry over indefinitely until utilized.

     There are also California credit carryforwards for qualified manufacturing and research and development equipment of approximately $140,000; these credits expire in 2006.

     The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. An "ownership change" occurred in

October 1996. The approximate amounts of carryforward items affected by this restriction are as follows (in thousands):

                                                          FEDERAL    CALIFORNIA
                                                          -------    ----------
Net operating losses....................................  $16,500     $12,900
Research credits........................................      230         180
Manufacturing credits...................................       --          70

     The "ownership change" restrictions are not expected to impair the Company's ability to utilize the affected carryforward items. If there should be a subsequent "ownership change", as defined, of the Company, its ability to utilize all stated carryforwards could be further reduced.

6.  STOCKHOLDERS' EQUITY

  Preferred Stock

     Upon the Company's initial public offering of its common stock on July 29, 1997, all shares of issued and outstanding preferred stock were converted to 9,432,956 shares of common stock. Following the conversion, the Company had no preferred stock outstanding.

  1997 Stock Incentive Plan

     In May 1997, the Company adopted the 1997 Stock Incentive (the Plan) and authorized 1,337,633 shares of the Company's common stock to be issued under the Plan. Under provisions of the Plan, options are granted at fair market value at date of grant for incentive stock options or no less than 85% of fair market value for nonqualified options. Options generally vest over 4 years with 25% vesting on the first anniversary of the vesting commencement date and monthly thereafter. Options generally expire 10 years from the date of grant.

     Included in the Plan is a provision for the automatic grant of nonstatutory options to nonemployee Board of Director members of 1,500 shares per annum. The options are exercisable at the then current fair market value and generally vest over a 12-month period beginning one month after the grant date. The option grants to nonemployees expire 10 years from grant date.

     The 1997 Plan succeeds the 1996 Stock Option/Stock Issuance Plan and the 1997 Officer Stock Option Plan.

  1997 Employee Stock Purchase Plan

     In May 1997, the Board adopted the 1997 Employee Stock Purchase Plan (the Purchase Plan) and reserved 166,667 shares of common stock for issuance under the Purchase Plan. As of December 31, 1997, no shares have been issued under the Purchase Plan.

  Accounting for Stock-based Compensation

     The Company uses the intrinsic value-based method to account for all of its stock-based employee compensation plans. The Company recorded deferred compensation costs totaling $1,202,000 related to its stock option plans for the difference between the exercise price of each option and the fair market value of the underlying common stock as of the grant date for each stock option. This amount is being amortized over the vesting period of the individual options, generally four years. Amortization of deferred compensation totaled $4,000 and $550,000 in 1996 and 1997 respectively, and has been charged to operating expenses.

     Compensation cost for the Company's stock option and employees purchase plans been determined consistent with the fair value approach enumerated in SFAS No. 123 Accounting for Stock-Based Compensa-tion, the Company's 1995 and 1996 net losses would not have been materially impacted. For pro forma purposes, the Company's 1997 net loss would have been as follows (in thousands, except per share data):

                                                        AS REPORTED    PRO FORMA
                                                        -----------    ---------
Net loss..............................................    $(1,068)      $(1,638)
Basic and diluted net loss per share..................    $ (0.16)      $ (0.25)

     The fair value of each option under the Plan is estimated based on the date of grant using the minimum value method in 1995 and 1996 and the Black-Scholes method in 1997, using the following weighted-average assumptions:

                                                           1995 AND 1996   1997
                                                           -------------   -----
Expected life (years)..................................         2.50        2.86
Expected stock price volatility........................            0%         19%
Risk-free interest rate................................         6.00%       6.12%

     No dividend impact was considered as the Company has never declared, and does not have plans to declare any future dividends.

     The pro forma net loss and loss per share include expenses related to the Purchase Plan. The weighted average fair value of purchase rights granted during 1997 under the Purchase Plan is $6.48. The fair value is estimated using the Black-Scholes model assuming no expected dividends on the date of grant, a risk-free rate of 6.2%, volatility of 60%, and an expected life of 1.34 years. No employee stock purchase plan was in place in 1996.

  Stock Option Activity

     The following table summarizes activity under the Plan:

                                                            WEIGHTED-     OPTIONS        WEIGHTED-
                                                             AVERAGE     VESTED AT        AVERAGE
                                                            EXERCISE      PERIOD-      FAIR VALUE OF
                                                SHARES        PRICE         END       OPTIONS GRANTED
                                               ---------    ---------    ---------    ---------------
Outstanding as of December 31, 1994..........         --      $  --
  Options granted............................  1,223,543       0.33                        $0.04
                                                                                           =====
  Options exercised..........................    (50,750)      0.30
  Options canceled...........................   (128,835)      0.30
                                               ---------      -----
Outstanding as of December 31, 1995..........  1,043,958       0.34       148,351
                                                                          =======
  Options granted............................    644,634       0.70                        $0.20
                                                                                           =====
  Options exercised..........................   (553,344)      0.42
  Options canceled...........................   (161,321)      0.50
                                               ---------      -----
Outstanding as of December 31, 1996..........    973,927       0.51       243,699
                                                                          =======
  Options granted............................    733,345       8.54                        $4.61
                                                                                           =====
  Options exercised..........................   (730,416)      0.55
  Options canceled...........................    (30,637)      1.17
                                               ---------      -----
Outstanding as of December 31, 1997..........    946,219      $6.67       159,962
                                               =========      =====       =======

     The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                    OUTSTANDING                             EXERCISABLE
                  -----------------------------------------------   ----------------------------
                              WEIGHTED-AVERAGE
                  NUMBER OF      REMAINING       WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE
EXERCISE PRICES    SHARES     CONTRACTUAL LIFE    EXERCISE PRICE     SHARES     EXERCISE PRICES
---------------   ---------   ----------------   ----------------   ---------   ----------------
 $0.30 -  $0.68    341,068          7.51              $ 0.51         137,410         $ 0.43
 $0.83 -  $1.13    141,690          8.48              $ 0.98          18,178         $ 0.83
          $7.50    201,305          5.19              $ 7.50              --             --
 $9.75 - $18.63    226,006          9.68              $16.71           2,916         $12.00
$18.88 - $25.25     36,150          9.79              $19.62           1,458         $19.50
---------------    -------          ----              ------         -------         ------
 $0.30 - $25.25    946,219          7.77              $ 6.67         159,962         $ 0.86
===============    =======          ====              ======         =======         ======

     As of December 31, 1997, employees held 530,710 shares of common stock outstanding by virtue of option exercises which were subject to repurchase by the Company at prices ranging from $0.30 to $0.69 per share. The Company's right of repurchase expires 25% on the first anniversary of the original issuance date and monthly thereafter, over a four-year period.

  Notes Receivable from Stockholder

     In November 1996, the Company issued an aggregate of 370,101 shares of common stock in connection with option exercises by the Company's President.

     In connection with such issuance, the Company's President paid for the stock by issuing a note payable (secured pursuant to a pledge agreement for 370,101 shares of common stock held by the Company's President) to the Company. The Company has the right to repurchase such stock at the original purchase price per share upon the purchaser's cessation of service prior to vesting in such shares. The repurchase right lapses over the following four years. As of December 31, 1997, 121,694 of such shares of common stock are included in the 530,710 total shares of common stock subject to repurchase by the Company. The secured note payable bears interest at the rate of 7% per annum with the entire principal balance of the note, together with all accrued or unpaid interest, due and payable on the earlier of (a) November 13, 2000; (b) the expiration of the 60-day period following the date the Company's President ceases employment on a regular or full-time basis with the Company; (c) the expiration of the 190-day period following the date the Company completes a successful IPO; or (d) the date on which the Company completes a transaction where 50% of the outstanding shares of common stock of the Company is acquired by a single purchaser or by a group of purchasers acting together.

7.  COMMITMENTS AND CONTINGENCIES

  Leases

     In August 1995, the Company entered into a leasing agreement to finance the purchase of up to $1.0 million in equipment. In 1996, the Company entered into a second leasing agreement to finance the purchase of an additional $500,000 in equipment. Lease terms under both agreements are for 42 months and are accounted for as capital leases. As of December 31, 1997, the Company had no remaining amounts available under these leasing agreements.

     The Company is obligated under certain noncancelable operating leases for office space and equipment expiring at various dates through 1999. Total rental expense was approximately $508,000, $461,000 and $775,000 for the years ended December 31, 1995, 1996, and 1997 respectively.

     Future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                   YEAR ENDING                      CAPITAL    OPERATING
                   DECEMBER 31,                     LEASES      LEASES
                   ------------                     -------    ---------
  1998............................................   $487       $1,466
  1999............................................    377        1,660
  2000............................................     82        1,710
  2001............................................     --        1,761
  Thereafter......................................                 743
                                                     ----       ------
Total minimum lease payments......................   $946       $7,340
                                                                ======
Less amount representing interest.................     71
                                                     ----
                                                      875
Less current portion of obligations under capital
  lease...........................................    437
                                                     ----
Long-term portion of capital lease obligations....   $438
                                                     ====

  Litigation

     The Company is involved in various legal matters that have arisen in the normal course of business. Management believes, after consultation with counsel, any liability that may result from the disposition of such legal matters will not have a material adverse effect on the Company's financial condition or results of operations.

8.  INDUSTRY AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment and markets its products in the United States and in foreign countries primarily through its direct sales force.

     Revenue by geographic region were comprised primarily of sales within the United States of 81.1% of total revenues for the year ended December 31, 1997. All other geographical regions comprised 18.9% of total revenues, with no one region exceeding 10%. The Company did not have export sales in 1995 or 1996, respectively.

     The Company has no material operating assets outside of the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. The information under the heading "Election of Directors," appearing in the Proxy Statement, is incorporated herein by reference.

     (b) Identification of Executive Officers. The information under the heading "Executive Officers," appearing in the Proxy Statement, is incorporated herein by reference.

     (c) Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Registrant, or written representations that no Form 5s were required, the Company believes that, during January 1, 1997 through December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater that 10% stockholders were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G (3) to Form 10-K, the information required by this item is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information contained in the section captioned "Ownership of Securities" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

          The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements on page 28.

     (2) Financial Statement Schedules

          Schedule II: Valuation of Qualifying Accounts                  page 48

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this Annual Report.

     (c) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1 +    Amended and Restated Certificate of Incorporation of the
          Company (Exhibit 3.2)
 3.2 +    Restated Bylaws of the (Exhibit 3.3)
 4.1 +    Form of Certificate for Common Stock.
10.1 +    Series A Preferred Stock Purchase Agreement between the
          Company and the purchasers listed on Schedule A thereto,
          dated December 10, 1994.
10.2 +    Asset Purchase Agreement between the Company and ESL
          Incorporated, dated December 14, 1994.
10.3 +    Series A Preferred Stock Purchase Agreement between the
          Company and ESL Incorporated, dated December 14, 1994.
10.4 +    License and Technical Assistance Agreement between the
          Company, TRW Inc. and ESL Incorporated, dated December 14,
          1994.
10.5 +    AirTouch Assignment Agreement between the Company and ESL
          Incorporated, dated December 14, 1994.
10.6 +    Development and License Agreement between ESL Incorporated and PacTel Corporation, dated October 4, 1993.
10.7 +    First Amendment to the Development and License Agreement
          between ESL Incorporated and PacTel Corporation, dated
          October 23, 1994.
10.8 +    Second Amendment to and Consent of Assignment of the
          Development and License Agreement between the Company and
          AirTouch, dated December 14, 1994.
10.9 +    Third Amendment to the Development and License Agreement
          between the Company and AirTouch, dated August 18, 1995.
10.10+    1995 Stock Option/Stock Issuance Plan.
10.11+    1995 Stock Option/Stock Issuance Plan Form of Notice of
          Grant.
10.12+    1995 Stock Option/Stock Issuance Plan Form of Stock Option
          Agreement.
10.13+    1995 Stock Option/Stock Issuance Plan Form of Stock Purchase
          Agreement.
10.14+    Patent License Agreement.
10.15+    Master Lease Agreement, as amended, and Schedules VL-1 and
          VL-2 between the Company and Comdisco, Inc., dated August
          31, 1995.
10.16+    Loan and Security Agreement between the Company and
          Comdisco, Inc., dated August 31, 1995.
10.17+    Secured Promissory Note from the Company to Comdisco, Inc., dated August 31, 1995.
10.18+    Warrant granted to Comdisco, Inc. to purchase Series B
          Preferred Stock, dated August 31, 1995.
10.19+    Series B Preferred Stock Purchase Agreement between the
          Company and 10.20+ 1996 Stock Option/Stock Issuance Plan, as
          amended.
10.21+    1996 Stock Option/Stock Issuance Plan Form of Notice of
          Grant, as amended.
10.22+    1996 Stock Option/Stock Issuance Plan Form of Stock Option
          Agreement.
10.23+    1996 Stock Option/Stock Issuance Plan Form of Stock Purchase
          Agreement, as amended.
10.24+    Promissory Note from Martin Silver to the Company, dated
          April 10, 1996.
10.25+    Promissory Note from Martin Silver to the Company, dated
          April 10, 1996.
10.26+    Loan and Security Agreement between the Company and
          Comdisco, Inc., dated July 31, 1996.
10.27+    Warrant granted to Comdisco, Inc. to purchase Series B
          Preferred Stock, dated July 31, 1996.
10.28+    Secured Promissory Note from the Company to Comdisco, Inc., dated July 31, 1996.
10.29+    Loan and Security Agreement between the Company and MMC/GATX
          Partnership No. 1, dated July 31, 1996.
10.30+    Warrant granted to MMC/GATX Partnership No. 1 to purchase
          Series B Preferred Stock, dated July 31, 1996.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.31+    Secured Promissory Note from the Company to MMC/GATX
          Partnership No. 1, dated July 31, 1996.
10.32+    Warrant granted to Comdisco, Inc. to purchase Series B
          Preferred Stock, dated August 5, 1996.
10.33+    Loan and Security Agreement between the Company and Silicon
          Valley Bank, dated August 30, 1996.
10.34+    Series C Preferred Stock Purchase Agreement between the
          Company and the investors listed on Schedule A thereto,
          dated October 30, 1996.
10.35+    Amended and Restated Investors' Rights Agreement between the
          Company and various stockholders, dated October 30, 1996.
10.36+    Amendment No. 1 to the Amended and Restated Investors'
          Rights Agreement between the Company and various
          stockholders, dated March 7, 1997.
10.37+    Directed Share Agreement between the Company and the
          investors listed on Exhibit A thereto, dated October 30,
          1996.
10.38+    Promissory Note from Mary Ann Byrnes to the Company, dated
          November 14, 1996, as amended.
10.39+    1997 Officer Stock Option Plan.
10.40+    1997 Officer Stock Option Plan Form of Stock Option
          Agreement, as amended.
10.41+    1997 Employee Stock Purchase Plan.
10.42+    1997 Stock Incentive Plan.
10.43+    1997 Stock Incentive Plan Form of Notice of Grant.
10.44+    1997 Stock Incentive Plan Form of Stock Option Agreement.
10.45+    Lease dated January 10, 1997 between the Company and San
          Thomas Investment Company.
10.46+    Series D Preferred Stock Purchase Agreement between the
          Company and the investors listed on Schedule A thereto,
          dated March 7, 1997.
10.47+    Form of Master Purchase and Licensing Agreement.
10.48+    Form of Confidential Disclosure Agreement.
10.49+    Form of Indemnification Agreement between the Company and
          each of its directors.
10.50+    Form of Indemnification Agreement between the Company and
          each of its officers.
10.51+    Form of Written Consent of Holders of Series A, Series B,
          Series C and Series D Preferred Stock to conversion.
10.52+    Form of Waiver of Registration Rights.
23.1 *    Consent of KPMG Peat Marwick LLP, Independent Accountants.
24.1 *    Power of Attorney (See page 47).
27.1 *    Financial Data Schedule

---------------
* Filed herewith.

+ Incorporated by reference to the same numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-1 (no. 333-28519), filed on June 4, 1997 as amended.

SUPPLEMENTAL INFORMATION

     Copies of the Registrant's Proxy Statement for the annual Meeting of Stockholders to be held June 4, 1998 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they are distributed to the Registrant's stockholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 31, 1998                 Corsair Communications, Inc.

                                          By: /s/ MARY ANN BYRNES

                                            ------------------------------------
                                            Mary Ann Byrnes
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Mary Ann Byrnes, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

               /s/ KEVIN R. COMPTON                  Chairman of the Board of           March 31, 1998
---------------------------------------------------  Directors
                 Kevin R. Compton

                /s/ MARY ANN BYRNES                  Director                           March 31, 1998
---------------------------------------------------
                  Mary Ann Byrnes

               /s/ PETER L.S. CURRIE                 Director                           March 31, 1998
---------------------------------------------------
                 Peter L.S. Currie

                /s/ STEPHEN M. DOW                   Director                           March 31, 1998
---------------------------------------------------
                  Stephen M. Dow

                 /s/ DAVID H. RING                   Director                           March 31, 1998
---------------------------------------------------
                   David H. Ring

              /s/ ROLAND L. ROBERTSON                Director                           March 31, 1998
---------------------------------------------------
                Roland L. Robertson

\

                                                                     SCHEDULE II

                          CORSAIR COMMUNICATIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

Reserve for bad debt and allowances

                                            BALANCE AT THE    CHARGED TO                  BALANCE AT THE
                                             BEGINNING OF     COSTS AND                       END OF
               DESCRIPTION                     THE YEAR        EXPENSES     DEDUCTIONS       THE YEAR
               -----------                  --------------    ----------    ----------    --------------
Year ended December 31, 1995..............       $ --            $404          $ --            $404
Year ended December 31, 1996..............       $404            $ --          $ --            $404
Year ended December 31, 1997..............       $404            $ 97          $ --            $501

                               INDEX TO EXHIBITS

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
NUMBER                            DESCRIPTION                             NUMBER
-------                           -----------                           ----------
 3.1 +    Amended and Restated Certificate of Incorporation of the
          Company (Exhibit 3.2)
 3.2 +    Restated Bylaws of the (Exhibit 3.3)
 4.1 +    Form of Certificate for Common Stock.
10.1 +    Series A Preferred Stock Purchase Agreement between the
          Company and the purchasers listed on Schedule A thereto,
          dated December 10, 1994.
10.2 +    Asset Purchase Agreement between the Company and ESL
          Incorporated, dated December 14, 1994.
10.3 +    Series A Preferred Stock Purchase Agreement between the
          Company and ESL Incorporated, dated December 14, 1994.
10.4 +    License and Technical Assistance Agreement between the
          Company, TRW Inc. and ESL Incorporated, dated December 14,
          1994.
10.5 +    AirTouch Assignment Agreement between the Company and ESL
          Incorporated, dated December 14, 1994.
10.6 +    Development and License Agreement between ESL Incorporated and PacTel Corporation, dated October 4, 1993.
10.7 +    First Amendment to the Development and License Agreement
          between ESL Incorporated and PacTel Corporation, dated
          October 23, 1994.
10.8 +    Second Amendment to and Consent of Assignment of the
          Development and License Agreement between the Company and
          AirTouch, dated December 14, 1994.
10.9 +    Third Amendment to the Development and License Agreement
          between the Company and AirTouch, dated August 18, 1995.
10.10+    1995 Stock Option/Stock Issuance Plan.
10.11+    1995 Stock Option/Stock Issuance Plan Form of Notice of
          Grant.
10.12+    1995 Stock Option/Stock Issuance Plan Form of Stock Option
          Agreement.
10.13+    1995 Stock Option/Stock Issuance Plan Form of Stock Purchase
          Agreement.
10.14+    Patent License Agreement.
10.15+    Master Lease Agreement, as amended, and Schedules VL-1 and
          VL-2 between the Company and Comdisco, Inc., dated August
          31, 1995.
10.16+    Loan and Security Agreement between the Company and
          Comdisco, Inc., dated August 31, 1995.
10.17+    Secured Promissory Note from the Company to Comdisco, Inc., dated August 31, 1995.
10.18+    Warrant granted to Comdisco, Inc. to purchase Series B
          Preferred Stock, dated August 31, 1995.
10.19+    Series B Preferred Stock Purchase Agreement between the
          Company and 10.20+ 1996 Stock Option/Stock Issuance Plan, as
          amended.
10.21+    1996 Stock Option/Stock Issuance Plan Form of Notice of
          Grant, as amended.
10.22+    1996 Stock Option/Stock Issuance Plan Form of Stock Option
          Agreement.
10.23+    1996 Stock Option/Stock Issuance Plan Form of Stock Purchase
          Agreement, as amended.
10.24+    Promissory Note from Martin Silver to the Company, dated
          April 10, 1996.
10.25+    Promissory Note from Martin Silver to the Company, dated
          April 10, 1996.
10.26+    Loan and Security Agreement between the Company and
          Comdisco, Inc., dated July 31, 1996.
10.27+    Warrant granted to Comdisco, Inc. to purchase Series B
          Preferred Stock, dated July 31, 1996.
10.28+    Secured Promissory Note from the Company to Comdisco, Inc., dated July 31, 1996.
10.29+    Loan and Security Agreement between the Company and MMC/GATX
          Partnership No. 1, dated July 31, 1996.

                                                                        SEQUENTIAL
EXHIBIT                                                                    PAGE
NUMBER                            DESCRIPTION                             NUMBER
-------                           -----------                           ----------
10.30+    Warrant granted to MMC/GATX Partnership No. 1 to purchase
          Series B Preferred Stock, dated July 31, 1996.
10.31+    Secured Promissory Note from the Company to MMC/GATX
          Partnership No. 1, dated July 31, 1996.
10.32+    Warrant granted to Comdisco, Inc. to purchase Series B
          Preferred Stock, dated August 5, 1996.
10.33+    Loan and Security Agreement between the Company and Silicon
          Valley Bank, dated August 30, 1996.
10.34+    Series C Preferred Stock Purchase Agreement between the
          Company and the investors listed on Schedule A thereto,
          dated October 30, 1996.
10.35+    Amended and Restated Investors' Rights Agreement between the
          Company and various stockholders, dated October 30, 1996.
10.36+    Amendment No. 1 to the Amended and Restated Investors'
          Rights Agreement between the Company and various
          stockholders, dated March 7, 1997.
10.37+    Directed Share Agreement between the Company and the
          investors listed on Exhibit A thereto, dated October 30,
          1996.
10.38+    Promissory Note from Mary Ann Byrnes to the Company, dated
          November 14, 1996, as amended.
10.39+    1997 Officer Stock Option Plan.
10.40+    1997 Officer Stock Option Plan Form of Stock Option
          Agreement, as amended.
10.41+    1997 Employee Stock Purchase Plan.
10.42+    1997 Stock Incentive Plan.
10.43+    1997 Stock Incentive Plan Form of Notice of Grant.
10.44+    1997 Stock Incentive Plan Form of Stock Option Agreement.
10.45+    Lease dated January 10, 1997 between the Company and San
          Thomas Investment Company.
10.46+    Series D Preferred Stock Purchase Agreement between the
          Company and the investors listed on Schedule A thereto,
          dated March 7, 1997.
10.47+    Form of Master Purchase and Licensing Agreement.
10.48+    Form of Confidential Disclosure Agreement.
10.49+    Form of Indemnification Agreement between the Company and
          each of its directors.
10.50+    Form of Indemnification Agreement between the Company and
          each of its officers.
10.51+    Form of Written Consent of Holders of Series A, Series B,
          Series C and Series D Preferred Stock to conversion.
10.52+    Form of Waiver of Registration Rights.
23.1 *    Consent of KPMG Peat Marwick LLP, Independent Accountants.
24.1 *    Power of Attorney (See page 47).
27.1 *    Financial Data Schedule

---------------
* Filed herewith.

+ Incorporated by reference to the same numbered exhibit (except as otherwise indicated) to the Company's Registration Statement on Form S-1 (no. 333-28519), filed on June 4, 1997 as amended.