Form 10-Q
period 1998-03-31
CORSAIR COMMUNICATIONS INC
filed 1998-05-15
CIK 1028285

24


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------


                                    FORM 10-Q

(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998.



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


         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

     (1) [ X ] Yes     [   ] No;                 (2) [   ] Yes     [ X ] No


         The number of shares of the Registrant's Common Stock outstanding as of April 30, 1998 was 13,733,073.

                                   INDEX



                                                                       Page No.
Part I.  Financial Information


Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of March 31, 1998
          and December 31, 1997..............................................3

         Condensed Statements of Operations for the three months
          ended March 31, 1998 and 1997 .....................................4

         Condensed Statements of Cash Flows for the three months
          ended March 31, 1998 and 1997 .....................................5

         Notes to Condensed Financial Statements ............................6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..............................7

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K ..................................20


Signatures .................................................................21

PART I - FINANCIAL INFORMATION


Item 1. Condensed Financial Statements



                           CORSAIR COMUNICATIONS, INC.
                       Unaudited Condensed Balance Sheets

                                 (In thousands)


                                                                                                   March 31,            December 31,
                                                                                                     1998                    1997

                                                                                                 -----------             ----------
Assets

Cash and cash equivalents ..............................................................             $ 11,433              $ 15,426
Short-term investments .................................................................               49,121                43,734
Trade accounts receivable, net .........................................................                7,616                 3,836
Inventories, net .......................................................................                3,861                 3,618
Evaluation inventory ...................................................................                2,873                 4,590
Prepaids and other .....................................................................                1,281                   923

                                                                                                     --------              --------

   Total current assets ................................................................             $ 76,185              $ 72,127
Property and equipment, net ............................................................                3,820                 3,511
Other assets ...........................................................................                1,717                 2,039

                                                                                                     ========              ========

   Total assets ........................................................................             $ 81,722              $ 77,677

                                                                                                     ========              ========


Liabilities and Stockholders' Equity


Accounts payable .......................................................................             $    992              $    696
Accrued expenses .......................................................................                6,250                 5,790
Short-term obligations .................................................................                  440                   437
Deferred revenue .......................................................................               10,481                10,369

                                                                                                     --------              --------

   Total current liabilities ...........................................................               18,163                17,292
Long-term obligations ..................................................................                  328                   438

                                                                                                     --------              --------

   Total liabilities ...................................................................               18,491                17,730

                                                                                                     --------              --------

Common stock,$.001 par value; 20,000,000 shares authorized;
   13,714,475 and 13,635,440 shares issued and outstanding
   at March 31, 1998 and December 31, 1997, respectively ...............................                   14                    14
Note receivable from stockholder .......................................................                 (100)                 (136)
Additional paid-in capital .............................................................               89,382                89,005
Deferred compensation ..................................................................                 (533)                 (648)
Accumulated deficit ....................................................................              (25,532)              (28,288)

                                                                                                     --------              --------

    Total stockholders' equity .........................................................               63,231                59,947

                                                                                                     --------              --------

    Total liabilities and stockholders' equity .........................................             $ 81,722              $ 77,677

                                                                                                     ========              ========





            See accompanying notes to Condensed Financial Statements

                           CORSAIR COMUNICATIONS, INC.
                  Unaudited Condensed Statements of Operations
                        (In thousands, except share data)


                                                                                                         Three Months Ended
                                                                                                              March 31,

                                                                                                    -------------------------------

                                                                                                       1998                1997

                                                                                                  ---------              ----------

Revenues:

     System revenue ...............................................................                 $12,965                 $ 8,167

     Service revenue ..............................................................                   2,270                     929

                                                                                                    -------                 -------

         Total revenues ...........................................................                  15,235                   9,096


Cost of revenues:

     System revenue costs .........................................................                   6,038                   7,480
     Service revenue costs ........................................................                   1,188                     829

                                                                                                    -------                 -------

         Total cost of revenues ...................................................                   7,226                   8,309

                                                                                                    -------                 -------

Gross profit ......................................................................                   8,009                     787


Operating costs and expenses:

     Research and development .....................................................                   2,194                   1,382
     Sales and marketing ..........................................................                   2,363                   1,548
     General and administrative ...................................................                   1,293                     991

                                                                                                    -------                 -------


Total operating costs and expenses ................................................                   5,850                   3,921

                                                                                                    -------                 -------


     Operating income (loss) ......................................................                   2,159                  (3,134)
Interest income (expense), net ....................................................                     851                      (3)

                                                                                                    -------                 -------

        Income (loss) before income taxes .........................................                   3,010                  (3,137)
Income Taxes ......................................................................                     254                       3

                                                                                                    -------                 -------

Net income (loss) .................................................................                 $ 2,756                 $(3,140)


                                                                                                    =======                 =======


Basic net income (loss) per share data:
        Basic net income (loss) per share .........................................                 $  0.20                 $ (3.08)


                                                                                                    =======                 =======

        Shares used in per share calculation ......................................                  13,672                   1,019

                                                                                                    =======                 =======


Diluted net income (loss) per share data:
        Diluted income (loss) per share ...........................................                 $  0.19                 $ (3.08)


                                                                                                    =======                 =======

        Shares used in per share calculations .....................................                  14,354                   1,019


                                                                                                    =======                 =======



            See accompanying notes to Condensed Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
                  Unaudited Condensed Statements of Cash Flows

                                 (In thousands)

                                                                                                     Three Months Ended March 31,

                                                                                                   --------------------------------

                                                                                                          1998               1997

                                                                                                        ---------          --------


Cash flows from operating activities:
     Net income (loss) .........................................................................         $  2,756          $ (3,140)




        Adjustments  to  reconcile  net loss to net cash  provided  by
        (used in)operating activities:
         Depreciation and amortization .........................................................              706               316
         Amortization of deferred compensation .................................................              115                85
         Loss on disposition of fixed assets ...................................................             --                 100
             Changes in operating assets and liabilities:
         Trade accounts receivable .............................................................           (3,780)           (4,341)
         Inventories ...........................................................................            1,474            (2,147)
         Prepaid expenses and other assets .....................................................             (380)             (512)
         Accounts payable and accrued expenses .................................................              756            (1,443)
         Deferred revenue ......................................................................              112             5,126



                                                                                                         --------          --------

              Net cash provided by (used in) operating activities ..............................            1,759            (5,956)

                                                                                                         --------          --------


Cash flows from investing activities:

     Purchase of short-term investments ........................................................           (8,967)           (6,474)
     Proceeds from sales and maturities of short-term investments ..............................            3,580             1,973
     Purchases of property and equipment .......................................................             (743)              (70)

                                                                                                         --------          --------

         Net cash used in investing activities .................................................           (6,130)           (4,571)

                                                                                                         --------          --------

Cash flows from financing activities:

     Proceeds from sale of preferred stock, net of costs .......................................             --               2,997
     Proceeds from stock options and purchase plans ............................................              377               296
     Payments on note payable ..................................................................             --                (330)
        Proceeds from note receivable from stockholder .........................................              108              --
     Principal payment on capital lease ........................................................             (107)              (75)

                                                                                                         --------          --------

         Net cash provided by financing activities .............................................              378             2,888

                                                                                                         --------          --------


     Net decrease in cash and cash equivalents .................................................           (3,993)           (7,639)
     Cash and cash equivalents, beginning of period ............................................           15,426            17,052

                                                                                                         ========          ========

     Cash and cash equivalents, end of period ..................................................         $(11,433)         $ (9,413)

                                                                                                         ========          ========

Supplemental disclosures of cash flow information: Cash paid during the period:

         Interest ..............................................................................         $     16          $    218

                                                                                                         ========          ========

         Income taxes ..........................................................................         $     13          $      3

                                                                                                         ========          ========

Non-cash financing and investing activities:

     Assets acquired through capital lease .....................................................         $   --            $    168

                                                                                                         ========          ========

     Deferred compensation relating to stock option grants .....................................         $   --            $  1,093

                                                                                                         ========          ========





            See accompanying notes to Condensed Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
              (Information as of and for the three months
                    ended March 31, 1998and 1997 is unaudited)


1.   Basis of Presentation


              The accompanying unaudited financial information has been prepared by Corsair Communications, Inc. ("Corsair") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q and article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. These condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 1996 and 1997, and for each of the years in the three-year period ended December 31, 1997, including notes thereto, incorporated by reference into Corsair's Annual Report on Form 10-K for the year ended December 31, 1997.


2.       Net Income (Loss) Per Share

              Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. Dilutive common equivalent shares consist of stock options and stock warrants.

              The following tables set forth the computations of shares and net income (loss) used in the calculation of basic and diluted net income
     (loss) per share for the quarters ended March 31, 1998, and 1997 (in thousands, except per share data):




                                                                                                     Three Months Ended March 31,

                                                                                                  ---------------------------------

                                                                                                          1998               1997

                                                                                                      ----------         ----------


       Basic net income (loss) per share data:
            Net income (loss) .............................................................           $     2,756           $(3,140)

                                                                                                      ===========           =======

       Actual weighted average common shares outstanding for the period ...................                13,672             1,019

                                                                                                      ===========           =======

       Basic net income (loss) per share ..................................................           $      0.20           $ (3.08)

                                                                                                      ===========           =======


                                                                                                    Three Months Ended March 31,

                                                                                                  ---------------------------------

                                                                                                           1998             1997

                                                                                                        ----------       ----------


       Diluted net income (loss) per share data:
            Net income (loss) .................................................................           $ 2,756           $(3,140)

                                                                                                          =======           =======

       Actual weighted average common shares outstanding for the period .......................            13,672             1,019
       Weighted average number of common shares issuable upon exercise of
       dilutive options and warrants ..........................................................               682              --

                                                                                                          =======           =======

       Shares used in per share calculations ..................................................            14,354             1,019

                                                                                                          =======           =======

       Diluted net income (loss) per share ....................................................           $  0.19           $ (3.08)

                                                                                                          =======           =======

3.   Inventories


              Inventories are stated at the lower of cost or market and are summarized as follows (in thousands):





                                                                                                 March 31,             December 31,
                                                                                                   1998                    1997

                                                                                                 ----------              ----------

       Raw materials .....................................................                       $2,007                       $1,479
       Work in progress ..................................................                          505                          189
       Finished goods ....................................................                        1,349                        1,950

                                                                                                 ======                       ======

                                                                                                 $3,861                       $3,618

                                                                                                 ======                       ======


4.       Comprehensive Income
                  On January 1, 1998, Corsair adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. In Corsair's circumstances, total comprehensive income (loss) for all periods presented herein would not have differed from reported net income (loss).

5.       Subsequent Event
               On April 2, 1998, Corsair announced that it had entered into an agreement to acquire Subscriber Computing, Inc. ("Subscriber"), a privately held supplier of software systems to the wireless telecommunications industry, through a merger (the "Merger") in which Subscriber would be merged into a wholly-owned subsidiary of Corsair. Corsair has agreed to issue to shareholders of Subscriber shares of Corsair common stock valued at approximately $70 million and the combined entity will pay approximately $2.3 million for expenses incurred in connection with the acquisition. The transaction is expected to be accounted for as a pooling of interests upon Corsair's expected completion of the acquisition in the second quarter of 1998, subject to shareholder approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         This discussion may contain forward-looking statements that involve risks and uncertainties. Corsair's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" below. Corsair undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

The following should be read in conjunction with Corsair's condensed financial statements and notes thereto.


Overview


         Corsair was incorporated in December 1994 in connection with the purchase of certain in-process research and development and certain assets from a subsidiary of TRW Inc. Corsair further developed this technology into the PhonePrint cloning fraud prevention system and first recorded revenues from commercial shipment of this system in June 1995. From inception, Corsair's operating activities have related primarily to the commercialization, continued development and enhancement of PhonePrint, the sale and marketing of PhonePrint, and the development of potential new products. In 1995, Corsair generated revenues of $7.6 million based upon sales of PhonePrint to two customers. In 1996, Corsair generated revenues of $19.6 million based upon sales of PhonePrint to nine customers. In 1997, Corsair generated revenues of $47.8 million based upon sales of PhonePrint to twenty-three customers.

         To date, all of Corsair's revenues have been attributable to PhonePrint, and Corsair anticipates that the sale and license of the hardware and software that constitute PhonePrint and the sale of associated services will continue to account for substantially all of Corsair's revenues at least through the end of 1998. As a result, Corsair's future operating results will depend on the demand for and market acceptance of PhonePrint. A relatively small number of analog network carriers constitute the potential customers for PhonePrint. A large majority of the analog carriers in the largest U.S. markets have to varying degrees already implemented cloning fraud solutions, and Corsair anticipates that the demand for cloning fraud solutions in the U.S. has begun to decline and will continue to decline in the future. If not offset by growth in international markets, this trend could also occur in international markets. To date, Corsair has conducted a limited number of deployments of PhonePrint systems internationally. In an effort to offset what Corsair expects will be declining demand in the U.S. for cloning fraud solutions, Corsair intends to devote significant marketing and sales efforts over the next several years to increase its sales of PhonePrint to international customers and intends to pursue acquisitions of business, products or technologies that complement Corsair's business.

         There are two components of revenues attributable to PhonePrint: system revenue and service revenue. System revenue is comprised of both the sale of hardware and the licensing of software. Revenue from hardware sales is recognized upon shipment, unless a sales agreement contemplates that Corsair provide testing, integration or implementation services, in which case hardware revenue is recognized upon commissioning and acceptance of the product (the activation of the cell site equipment following testing integration and implementation). Software license revenue is recognized over the period of the software license term. Service revenue is primarily derived from maintenance contracts and subscriptions to the PhonePrint Roaming Network, which is recognized monthly over the term of the contract. Service revenue also includes revenue resulting from time and material billing, training courses, consulting, operations support, and the provision of spare parts, each of which is recognized in the month the service is provided to the customer.

         Cost of system  revenue  consists of the cost of hardware and software, as well as license and royalty fees. Cost of hardware revenue consists of manufacturing overhead for Corsair's test and assembly operation, materials purchased from Corsair's subcontractors and vendors, hardware purchased from third party vendors, depreciation of rental units, and shipping costs. Cost of software license revenue primarily includes fees paid to third party software vendors, as well as costs associated with the installation and configuration of the software. Cost of service revenue consists primarily of expenses for personnel engaged in network support, customer support, installation, training and consulting as well as communications charges and network equipment depreciation.

         Corsair's gross margin has varied significantly in the past and may vary significantly in the future, depending on the mix of services and systems. Corsair's software licenses have a higher gross margin than its service and hardware revenue. In addition, the hardware gross margin varies from customer to customer depending on the contract and from model to model depending upon the customer's cell site and switch configuration. Therefore, Corsair's operating results will be affected by the mix of hardware units, software licenses, and service fees recognized during the period.

         Corsair sells PhonePrint primarily through its direct sales force, but has also entered into distribution agreements with Motorola, Inc., Ericsson Radio Systems A.B., and Aurora Wireless Technologies, Ltd. and seeks to enter into additional distribution agreements for international markets. Corsair has entered into sales referral agreements with Lucent Technologies, Inc. and Sumitomo Corp. of America. Corsair's gross margin will also vary depending on the mix of direct sales and sales through distribution channels and sales referral arrangements.

         Corsair continues to make efforts to achieve profitability by increasing sales volume, decreasing costs of goods sold, and through certain other measures. While Corsair has certain programs in place intended to reduce the costs of certain components of the PhonePrint system, Corsair expects that its operating expenses will continue to increase in the foreseeable future. As a result, there can be no assurance that Corsair will maintain or achieve sustained profitability.

Results of Operations-Three Months Ended March 31, 1998

         Revenues. For the three months ended March 31, 1998, total revenues were $15.2 million, compared with $9.1 million for the comparable 1997 period. This increase resulted primarily from an increase in sales of PhonePrint systems. System revenue was $13.0 million for the three months ended March 31, 1998, compared with $8.2 million for the comparable 1997 period. Service revenue was $2.3 million for the three months ended March 31, 1998, compared with $929,000 for the comparable 1997 period. The increase in service revenue was attributable to growth in the installed base of PhonePrint units covered by service contracts and additional revenue attributable to Corsair's PhonePrint Roaming Network service.

         Gross Profit. Gross profit increased to $8.0 million in the three months ended March 31, 1998 from a gross profit of $787,000 in the comparable 1997 period. The increase in gross profit was due primarily to system revenue which contributed $6.9 million in gross profit for the three months ended March 31, 1998 as compared to gross profit of $687,000 in the comparable 1997 period. Service revenue gross profit for the three months ended March 31, 1998 improved to $1.1 million as compared to a gross profit of $100,000 in the comparable 1997 period. In the three months ended March 31, 1998 , total gross margin was 52.6% consisting of 53.4% system gross margin and 47.7% service gross margin.

         Research and Development. Research and development expenses were $2.2 million, or 14.4% of total revenues, for the three months ended March 31, 1998, compared with $1.4 million for the comparable 1997 period. This increase in expenditures was due primarily to the hiring of additional engineering personnel related to the continued development of PhonePrint and development work on new products.

         Sales and Marketing. Sales and marketing expenses were $2.4 million, or 15.5% of total revenues, during the three months ended March 31, 1998, compared with $1.5 million for the comparable 1997 period. The increase in expenses resulted from the hiring of additional sales and marketing personnel to support the increased sales of PhonePrint and to support the increase in service revenue. Corsair expects its sales and marketing expenses to increase in absolute dollars in the foreseeable future as it expands the scope of its sales and marketing efforts.

         General and Administrative. General and administrative expenses increased to $1.3 million or 8.5% of total revenues, in the three months ended March 31, 1998, compared with $991,000 for the comparable 1997 period. This increase in expenditures was due primarily to higher personnel expenses related to increased staffing.

         Interest Income (Expense), Net. Net interest income was $851,000 in the three months ended March 31, 1998 as compared to net interest expense of $3,000 in the comparable 1997 period. Net interest income and expense consists of interest income from Corsair's cash and short-term investments, net of interest expense on Corsair's equipment loans, equipment lease lines and other loans. The increase in net interest income was a result of larger average cash investments attributable to the proceeds received from Corsair's initial public offering of Common Stock completed in July 1997.


         Income Taxes. The income tax expense in the three months ended March 31, 1998 represents a provision of 8% of the income before income taxes, while the comparable period in 1997 represents minimum state tax liabilities.



Liquidity and Capital Resources


         Corsair has funded its operations from inception primarily through a series of Preferred Stock private placement, debt financings, and an initial public offering. From its incorporation through March 31, 1998, Corsair completed four Preferred Stock financings providing aggregate net proceeds of approximately $47.9 million, and debt financings provided aggregate net proceeds of approximately $5.9 million. In July 1997, Corsair completed its initial public offering generating $39.1 million of net proceeds. At March 31, 1998, Corsair had cash and cash equivalents of approximately $11.4 million and short-term investments of approximately $49.1 million.

         In June 1997, Corsair signed a loan and security agreement, which made available a $3.0 million equipment term loan facility at prime plus 0.75% (9.5% at March 31, 1998). The loan facility is available through July 1998 and is secured by any underlying equipment purchased. As of March 31, 1998, Corsair did not have any borrowings under the equipment term loan, and any future borrowings will be repaid over three years.

         Corsair's operating activities generated cash of $1.8 million for the three months ended March 31, 1998. The improvement in 1998 as compared to 1997 was due primarily to improved operating results and lower inventory requirements.

         Corsair's investing activities used cash of $6.1 million for the three months ended March 31, 1998. Net cash of $5.4 million was used for purchasing short-term investments, and cash of $743,000 was used for the purchase of property and equipment, primarily computer hardware and software.

         Corsair's financing activities generated cash of $378,000 for the three months ended March 31, 1998. In the three months ended March 31, 1998, cash provided by financing activities was primarily from the purchase of Corsair's stock by participants of the Employee Stock Purchase Plan.

         Management has initiated an enterprise-wide program to prepare Corsair's computer systems and applications for the year 2000. Corsair expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Corsair expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which Corsair's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on Corsair's systems. Testing and conversion of system applications is expected to cost approximately $600,000 over the next year. A significant proportion of these costs are not likely to be incremental costs to Corsair, but rather will represent the redeployment of existing information technology resources. Accordingly, Corsair does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or results of operations.

         On April 2, 1998, Corsair announced that it had entered into an agreement to acquire Subscriber Computing, Inc. ("Subscriber"), a privately held supplier of software systems to the wireless telecommunications industry, through a merger (the "Merger") in which Subscriber would be merged into a wholly-owned subsidiary of Corsair. Corsair has agreed to issue to shareholders of Subscriber shares of Corsair common stock valued at approximately $70 million and the combined entity will pay approximately $2.3 million for expenses incurred in connection with the acquisition. The transaction is expected to be accounted for as a pooling of interests upon Corsair's expected completion of the acquisition in the second quarter of 1998, subject to shareholder approval. Upon completion of the Merger, Subscriber would be a wholly-owned subsidiary of Corsair, and the combination of Corsair and Subscriber that will exist following the Merger is referred to herein as the "combined company."

         Corsair believes that existing sources of liquidity and internally generated cash, if any, will be sufficient to meet Corsair's projected cash needs for at least the next 12 months. Corsair intends to continue its significant product development efforts in the future and expects to fund those activities out of working capital. There can be no assurance, however, that Corsair will not require additional financing prior to such date to fund its operations or possible acquisitions. In addition, Corsair may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to Corsair on acceptable terms, or at all, if and when required by Corsair.



RISKS AND UNCERTAINTIES


         This Quarterly Report may contain predictions, estimates and other forward-looking statements that involve risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report. Corsair undertakes no obligation to release publicly the results of any revisions to the forward-looking statements to reflect events or circumstances arising after the date hereof.

         If the Merger with Subscriber is not completed, the risks and uncertainties relating to Subscriber set forth herein will not be applicable to Corsair. See "No Assurance that the Merger will be Completed".

Risks Relating to the Merger

         No Assurance that Businesses Can Be Successfully Combined. The combined company will be significantly more complex and diverse than either Subscriber or Corsair prior to the combination. Following the Merger, to achieve optimal synergies, the combined company will need to successfully integrate and streamline overlapping functions and control expenditures resulting from its respective business operations located in Palo Alto and Irvine, California. Some Subscriber employees, including officers of Subscriber, will leave and others may leave if they find new assignments unattractive or unacceptable. These departures may create operating difficulties and could adversely affect morale and operations at Subscriber for some period of time following the Merger. Although specific areas of reduction have not been defined, it is likely that reductions in force will occur in areas for which Corsair and Subscriber have overlapping functions. In addition, the two companies have different systems and procedures in many areas which must be reconciled. The effort to reconcile systems and procedures required and the impact of success or failure may be material. There can be no assurance that the process of integrating the two companies can be effectively managed to achieve desired results. There can be no assurance that any of the objectives or reasons for the Merger, including reducing the combined company's dependence on any one product, creating an opportunity to cross-sell products to Corsair's and Subscriber's respective customer bases, enhancing distribution and marketing relationships, leveraging customer support infrastructure to reduce costs and improve efficiency, broadening product development capabilities or achieving other financial synergies, can be achieved.

         No Assurance that the Merger will be Completed. There can be no assurance that the Company's proposed Merger with Subscriber will be completed on the same terms as currently contemplated by the Merger Agreement between the parties, or will be completed at all. The Merger is subject to the approval of each of the stockholders of Corsair and Subscriber, and there can be no assurance that the requisite stockholder approvals will be obtained. The failure of Corsair to complete the Merger in a timely manner upon substantially the same terms as set forth in the Merger Agreement, including the failure of Corsair to complete the Merger as a result of the inability to obtain the requisite stockholder approvals, would have a material adverse effect on Corsair's business, operations and financial condition.

Risks Relating to the Combined Company

         Uncertainty Relating to the Number of Shares of Corsair Common Stock to be Issued in the Merger. Stockholders should note that the aggregate number of shares of Corsair Common Stock that Corsair will issue in the Merger depends on several factors that cannot be determined conclusively until the Effective Time, including the average of the closing price per share of Corsair Common Stock as reported in the Wall Street Journal for the ten (10) consecutive trading days immediately preceding the closing date of the Merger.

         Corsair Limited Operating History and Lack of Sustained Profitability. Corsair was incorporated in December 1994 and first shipped its PhonePrint system in March 1995. Accordingly, Corsair has only a limited operating history upon which to base an evaluation of its business and prospects. Despite achieving profitability in the latter half of fiscal 1997, Corsair has incurred net losses since its incorporation resulting in an accumulated deficit of $25.5 million as of March 31, 1998. There can be no assurance that Corsair's existing revenue levels can be sustained, and past and existing revenue levels should not be considered indicative of future results or growth. Moreover, there can be no assurance that Corsair will sustain profitability on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere herein. Corsair's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets such as the markets in which Corsair now competes and may in the future compete. Corsair's future operating results will depend upon, among other factors: the demand for PhonePrint; Corsair's ability to introduce successful new products and product enhancements, including products that are sold to both analog network carriers and emerging digital network carriers such as PCS and Enhanced Specialized Mobile Radio ("ESMR") carriers; the level of product and price competition; the ability of Corsair to expand its international sales; Corsair's success in expanding distribution channels; the degree to which Corsair successfully integrates Subscriber and the time period during which integration efforts occur; Corsair's success in attracting and retaining motivated and qualified personnel; and the ability of Corsair to avoid patent and intellectual property litigation. If Corsair is not successful in addressing such risks, as well as the others set forth herein, the combined company's business, operating results and financial condition will be materially adversely affected.

         Dependence on PhonePrint; Dependence on Analog Networks. To date, all of Corsair's revenues have primarily been attributable to PhonePrint, Corsair's cloning fraud prevention system, and Corsair anticipates that PhonePrint will continue to account for substantially all of Corsair's revenues at least through the end of 1998. As a result, Corsair's future operating results will depend on the demand for and market acceptance of PhonePrint. A relatively small number of analog network carriers constitute the potential customers for PhonePrint. A large majority of the analog carriers in the largest U.S. markets have to varying degrees already implemented cloning fraud solutions, and there can be no assurance that Corsair will be able to achieve material revenues from the sale of PhonePrint to remaining potential customers in the U.S. Corsair anticipates that the demand for cloning fraud solutions in the U.S. will decline in the future. If not offset by growth in international markets, this trend will have a material adverse effect on Corsair's business, operating results and financial condition. Over time, this trend could also occur in international markets. As analog network carriers adopt cloning fraud solutions for their existing networks, the future commercial success of PhonePrint will depend in part on the further expansion of analog networks by those carriers. If analog networks do not continue to expand, expand slowly or expand in a manner that does not create significant new demand for cloning fraud solutions, then the future demand for PhonePrint would be materially adversely affected. There can be no assurance that the international market for cloning fraud solutions will grow as the U.S. market declines as a result of U.S. analog network carriers adopting solutions to their cloning fraud problems, or that current or future levels of revenues attributable to PhonePrint will be maintained or will not decline. Any reduction in the demand for PhonePrint would have a material adverse effect on the combined company's business, operating results and financial condition.

         All of Corsair's customers to date have been carriers that operate analog networks. Wireless services operating in digital mode, including PCS and ESMR in the U.S. and Global System for Mobile Communications ("GSM") in many foreign countries (including many European countries), use or may use authentication processes that automatically establish the validity of a phone each time it attempts to access the wireless telecommunications network. Corsair is not aware of any information that suggests that cloners have been able to break the authentication encryption technologies. Unless the encryption technologies that form the basis for authentication are broken by cloners, Corsair does not believe that operators of digital networks will purchase third party radio frequency ("RF") fingerprinting solutions for cloning fraud such as PhonePrint. In addition, authentication processes for analog networks are also currently available. Corsair is also very dependent on the continued widespread use of analog networks. While there are currently over 40 million analog phones in existence in the U.S., industry experts project that the number of analog phones will decline in the future. Any reduction in demand by analog network carriers for cloning fraud solutions would, or any reduction in the use of analog phones could, have a material adverse effect on the combined company's business, operating results and financial condition.

         Dependence  on Product  Introductions  and  Product  Enhancements.  The
combined company's future success depends on the timely introduction and acceptance of new products, new versions of existing products and product enhancements. However, there can be no assurance that any new products, new versions of existing products or product enhancements the combined company attempts to develop will be developed successfully or on schedule, or if developed, that they will achieve market acceptance. In addition, there can be no assurance that Corsair will successfully execute its strategy of acquiring additional businesses, products and technologies from third parties. In the case of products that can locate wireless phones, the U.S. Federal Communications Commission ("FCC") has mandated that wireless telecommunications carriers be able to identify the location of emergency 911 callers by October 2001. Corsair has a significant product development effort underway addressing the need of U.S. wireless telecommunications carriers resulting from the FCC mandate. There can be no assurance that the FCC mandate will not be abolished or altered in a fashion that reduces or eliminates any potential demand for products addressing phone location. There can be no assurance that any wireless telecommunications carriers will purchase any phone location products before the effective date of the FCC mandate, October 2001. Furthermore, Subscriber has significant product development efforts underway aimed at developing next versions of CRM, FraudWatch Pro, PrePay and IMR. Any failure to introduce commercially successful new products, new versions of existing products or product enhancements or any significant delay in the introduction of such new products, new versions of existing products or product enhancements would have a material adverse effect on the combined company's business, operating results and financial condition.

         The process of developing new products, new versions of existing products and product enhancements for use in the wireless telecommunications industry is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies emerge. In particular, Corsair is aware of significant technical challenges with respect to the phone location product it is currently attempting to develop. In the past, Corsair and Subscriber have experienced delays in the introduction of certain product enhancements, and there can be no assurance that new products, new versions of existing products or product enhancements will be introduced on schedule or at all. Any new products, new versions of existing products or product enhancements may also contain defects when first introduced or when new versions are released. There can be no assurance that, despite testing, defects will not be found in new products, new versions of existing products or product enhancements after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Any loss of or delay in market acceptance would have a material adverse effect on combined company's business, operating results and financial condition.

         Fluctuations in Quarterly Financial Results; Lengthy Sales Cycle. Corsair and Subscriber have each experienced significant fluctuations in revenues and operating results from quarter to quarter due to a combination of factors and expect significant fluctuations to continue in future periods. Factors that are likely to cause the combined company's revenues and operating results to vary significantly from quarter to quarter include, among others: the level and timing of revenues associated with PhonePrint; the timing of the introduction or acceptance of new products and services and product enhancements offered by the combined company and its competitors; changes in governmental regulations or mandates affecting the wireless telecommunications industry; technological changes or developments in the wireless telecommunications industry; the size, product mix and timing of significant orders; the timing of system revenue; competition and pricing in the markets in which the combined company competes; the degree to which Corsair successfully integrates Subscriber and the time period during which integration efforts occur; possible recalls;

lengthy sales cycles; production or quality problems; the timing of development expenditures; further expansion of sales and marketing operations; changes in material costs; disruptions in sources of supply; capital spending; the timing of payments by customers; and changes in general economic conditions. These and other factors could cause the combined company to recognize relatively large amounts of revenue over a very short period of time, followed by a period during which relatively little revenue is recognized. Because of the relatively fixed nature of most of the combined company's costs, including personnel and facilities costs, any unanticipated shortfall in revenues in any quarter would have a material adverse impact on the combined company's operating results in that quarter and would likely result in substantial adverse fluctuations in the price of Corsair's Common Stock. Accordingly, Corsair expects that from time to time its future operating results of the combined company will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of the Corsair Common Stock.

         A carrier's decision to deploy PhonePrint and other products offered by the combined company typically involves a significant commitment of capital by the carrier and approval by its senior management. Consequently, the timing of purchases are subject to uncertainties and delays frequently associated with significant capital expenditures, and the combined company is not able to accurately forecast future sales of PhonePrint or any of its other products. In addition, purchases of PhonePrint and certain of the combined company's other products involve testing, integration, implementation and support requirements. For these and other reasons, the sales cycle associated with the purchase of PhonePrint and the combined company's other products typically ranges from three to 18 months and is subject to a number of risks over which the combined company has little control, including the carrier's budgetary and capital spending constraints and internal decision-making processes. In addition, a carrier's purchase decision may be delayed as a result of announcements by the combined company or competitors of new products or product enhancements or by regulatory developments. Corsair expects that there will be a lengthy sales cycle with respect to new products, if any, that the combined company may offer in the future. Because of this lengthy sales cycle and the relatively large size of a typical order and because Corsair does not recognize revenue on PhonePrint sales upon shipment if a sales agreement contemplates that Corsair provide testing, integration or implementation services or contains other contractual acceptance criteria, if revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, the combined company's operating results for that quarter could be materially and adversely affected.

         Risks Associated with International Markets. To date, Corsair has conducted a limited number of deployments of PhonePrint systems internationally. In an effort to offset what Corsair expects will be declining demand in the U.S. for cloning fraud solutions, the combined company intends to devote significant marketing and sales efforts over the next several years to increase its sales of PhonePrint and sales of Subscriber's CRM, FraudWatch Pro, PrePay and IMR to international customers. This expansion of sales efforts outside of the U.S. will require significant management attention and financial resources. Subscriber's sales outside of the U.S. accounted for a significant portion of its total revenues in 1996 and 1997, and Corsair expects that sales outside of the U.S. will continue to account for a significant portion of the revenues the combined company derives from CRM, FraudWatch Pro, PrePay and IMR. There can be no assurance that the combined company will be successful in achieving significant sales of PhonePrint and other products in international markets. Corsair does not expect to sell PhonePrint in the many international markets that rely primarily on digital wireless networks, including many European countries. There may not be demand in foreign countries with respect to new products, if any, that the combined company may offer. For example, Corsair is currently developing a product addressing the U.S. FCC mandate that wireless telecommunications carriers be able to identify the location of emergency 911 callers by October 2001. Corsair is not aware of any corresponding regulatory requirement in any foreign country.

         The combined company's international sales may be denominated in foreign or U.S. currencies. Neither Corsair nor Subscriber currently engages in foreign currency hedging transactions. As a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. With respect to the combined company's international sales that are U.S. dollar-denominated, such a decrease could make the combined company's products less price-competitive. Additional risks inherent in the combined company's international business activities include changes in regulatory requirements, the costs and risks of localizing and supporting systems and software in foreign countries, tariffs and other trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and managing foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Product service and support is generally more complicated and expensive with respect to products sold in international markets. The combined company may need to adapt its products to conform to different technical standards that may exist in foreign countries. Future customer purchase agreements may be governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the combined company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the combined company's business, operating results and financial condition.

         Potential Acquisitions. Corsair has in the past evaluated and expects in the future to pursue acquisitions of businesses, products or technologies that complement Corsair's business. Future acquisitions may result in the potentially dilutive issuance of equity securities, the use of cash resources, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the combined company's business, operating results and financial condition. Future acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of an acquired business, the diversion of management's attention from other business concerns, entering markets in which the combined company has little or no direct prior experience and the potential loss of key employees of an acquired business. In addition, there can be no assurance that the combined company would be successful in completing any acquisition. Neither Corsair nor Subscriber currently has any agreement or understanding with regard to any acquisition other than the Merger.

         Highly Competitive Industry. The market for PhonePrint is new and intensely and increasingly competitive. Corsair believes that the primary competitive factors in the cloning fraud prevention market in which it currently competes include product effectiveness and quality, price, service and support capability and compatibility with cloning fraud prevention systems used by the carrier in other geographic markets and by the carrier's roaming partners. There has been a tendency for carriers that purchase cloning fraud prevention systems to purchase products from the company that supplies cloning fraud prevention systems to other carriers with whom the purchasing carrier has a roaming arrangement. As a result, Corsair expects it will be significantly more difficult to sell PhonePrint to a carrier if the carrier's roaming partners use cloning fraud prevention systems supplied by a competitor. Furthermore, once a competitor has made a sale of RF-based cloning fraud prevention systems to a carrier, Corsair expects that it is unlikely that it would be able to sell PhonePrint to that carrier in the same markets in which the competitor's products have been deployed.

         Corsair's principal competitor for RF-based cloning fraud prevention systems is Cellular Technical Services Company, Inc. ("CTS"). CTS has agreements pursuant to which it has installed or will install its RF-based cloning fraud prevention system in many major U.S. markets. PhonePrint also competes with a number of alternative technologies, including profilers, personal identification numbers and authentication. Corsair is aware of numerous companies, including GTE Telecommunications Services, Inc. ("GTE"), Authentix Network, Inc., Lightbridge, Inc. ("Lightbridge"), Systems/Link Corporation ("Systems/Link"), International Business Machines Corporation ("IBM"), Digital Equipment Corp. ("DEC") and Hewlett-Packard Corporation ("Hewlett Packard") that currently are or are expected to offer products in the cloning fraud prevention area. In addition, carriers may themselves develop technologies that limit the demand for PhonePrint. There can be no assurance that any such company or any other competitor will not introduce a new product at a lower price or with greater functionality than PhonePrint. Furthermore, the demand for PhonePrint would be materially adversely affected if wireless telecommunications carriers implement authentication technology applicable to analog phones as their sole cloning fraud solution in major markets, if U.S. wireless telecommunications carriers adopt a uniform digital standard that reduces the need for digital phones to operate in analog mode while roaming, or if analog phone makers change product designs and/or improve manufacturing standards to a point where the difference from phone to phone in the radiowave form becomes so small that it is difficult for PhonePrint to identify a clone. Any currently available alternative technology or any new technology may render Corsair's products obsolete or significantly reduce the market share afforded to RF-based cloning fraud prevention systems like PhonePrint.

         The market for other products and services provided to wireless telecommunications carriers is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. In addition, many wireless telecommunications carriers and vendors of switches and other telecommunications equipment may be capable of developing and offering products and services competitive with new products, if any, that the combined company may offer in the future. Trends in the wireless telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless telecommunications carriers to provide certain services themselves could affect demand for new products, if any, offered by the combined company, and could make it more difficult for the combined company to offer a cost-effective alternative to a wireless telecommunications carrier's own capabilities. Corsair is aware of a number of companies that have either announced an intention to develop or are capable of developing products that would compete with the products Corsair and Subscriber are developing, and Corsair anticipates the entrance of new competitors in the wireless telecommunications carrier service industry in the future. The combined company's ability to sell new products, if any, may be hampered by relationships that competitors have with carriers based upon the prior sale of other products to carriers.

         Corsair believes that the ability of the combined company to compete in the future depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with the combined company's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to customer needs. Many of the combined company's competitors and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the combined company's. As a result, the combined company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. To remain competitive in the market for products and services sold to wireless telecommunications carriers, the combined company will need to continue to invest substantial resources in engineering, research and development and sales and marketing. There can be no assurance that Corsair will have sufficient resources to make such investments or that the combined company will be able to make the technological advances necessary to remain competitive. Accordingly, there can be no assurance that the combined company will be able to compete successfully with respect to new products, if any, it offers in the future.

         Customer Concentration. To date, a very significant portion of the Corsair's revenues in any particular period has been attributable to a limited number of customers, comprised entirely of wireless telecommunications carriers that operate analog networks. BellSouth Cellular Corporation, GTE Wireless Inc. ("GTE Wireless"), Southwestern Bell Mobile Systems, Inc. and Radiomovil DIPSA S.A. de C.V. each accounted for greater than 10% of Corsair's total revenues in 1997, and collectively accounted for over 52% of Corsair's total revenues in
1997. For the same period in 1996, AT&T Wireless Services, Comcast Cellular Communications, Inc., Los Angeles Cellular Telephone Company and Southwestern Bell Mobile Systems, Inc., each accounted for greater than 10% of Corsair's total revenues, and collectively accounted for over 70% of Corsair's total revenues in 1996. Air Touch Communications, Inc. and AT&T Wireless Services, Inc. accounted for virtually all of Corsair's total revenues in 1995. A relatively small number of analog network carriers are potential customers for PhonePrint. Corsair believes that the number of potential customers for future products, if any, will be relatively small. Any failure to capture a significant share of those customers could have a material adverse effect on Corsair's business, operating results and financial condition. Corsair expects a relatively small number of customers will continue to represent a significant percentage of its total revenues for each quarter for the foreseeable future, although the companies that comprise the largest customers in any given quarter may change from quarter to quarter. The terms of Corsair's agreements with its PhonePrint customers are generally for periods of between two and five years. Although these agreements typically contain annual software license fees and various service and support fees, there are no minimum payment obligations or obligations to make future purchases of hardware or to license additional software. Therefore, there can be no assurance that any of the Corsair's current customers will generate significant revenues in future periods.

         To date, a significant portion of Subscriber's revenue in any particular period has been attributable to a limited number of customers. Two customers each accounted for more than 10% of Subscriber's total revenues in fiscal 1996 and 1997. Subscriber expects that a relatively small number of customers will continue to represent a significant percentage of its total revenues for each fiscal year for the foreseeable future, although the companies that comprise the largest customers in any given fiscal year are expected to change from year to year and there can be no assurance that any of Subscriber's existing customers will generate significant revenues in future periods. The concentration of customers can cause Subscriber's revenues and earnings to fluctuate from quarter to quarter, based on such customers' requirements and the timing of their respective orders. A loss of or significant decrease in business from any of Subscriber's major customers would have a material adverse effect on Subscriber's business, results of operations and financial condition. Additionally, the acquisition by a third party of one of Subscriber's major customers could result in the loss of that customer and have a material adverse effect on Subscriber's business, operating results and financial condition.

         Uncertainty Regarding Patents and Protection of Proprietary Technology; Risks of Future Litigation. The combined company relies on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of March 31, 1998, Corsair had two issued U.S. patents, seven pending U.S. patent applications; one issued foreign patent and thirteen pending foreign patent applications, and Subscriber had two issued U.S. patents. The combined company's success will depend in large part on its ability to obtain patent protection, defend patents once obtained, license third party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others. The patent positions of companies in the wireless telecommunications industry are generally uncertain and involve complex legal and factual questions. There can be no assurance that patents will issue from any patent applications owned or licensed or that, if patents do issue, the claims allowed would be sufficiently broad to protect the applicable technology. In addition, there can be no assurance that any issued patents owned or licensed will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages. Furthermore, the laws of certain countries in which Corsair and Subscriber sell their respective products do not protect software and intellectual property rights to the same extent as do the laws of the U.S.

         Patents issued and patent applications filed relating to products used in the wireless telecommunications industry are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products used or proposed to be used by the combined company. Corsair is aware of patents granted to third parties that relate to the potential products currently being developed. The combined company will need to either design those potential products in a manner that does not infringe the third-party patents or obtain licenses from the third parties, and there can be no assurance that the combined company will be able to do so. There can be no assurance that either Corsair or Subscriber is aware of all patents or patent applications that may materially affect the combined company's ability to make, use or sell any current or future products. U.S. patent applications are confidential while pending in the U.S. Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. There can also be no assurance that third parties will not assert infringement claims in the future or that any such assertions will not result in costly litigation or require Corsair or Subscriber to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to Corsair or Subscriber, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the combined company's ability to make, use, sell or otherwise practice its intellectual property (whether or not patented or described in pending patent applications), or to further develop or commercialize its products in the U.S. and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on the combined company's business, operating results or financial condition.

         The combined company also relies on unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to the combined company's proprietary technology or disclose such technology or that the combined company can ultimately protect its rights to such unpatented proprietary technology. No assurance can be given that third parties will not obtain patent rights to such unpatented trade secrets, which patent rights could be used to assert infringement claims against Corsair or Subscriber. Corsair and Subscriber also rely on confidentiality agreements with their respective employees, vendors, consultants and customers to protect proprietary technology. There can be no assurance that these agreements will not be breached, that there would be adequate remedies for any breach or that trade secrets will not otherwise become known to or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the combined company's business, operating results and financial condition. Moreover, the laws of certain countries in which Corsair and Subscriber sell their respective products do not protect software and intellectual property rights to the same extent as do the laws of the U.S. Unauthorized copying or misuse of products could have a material adverse effect on the combined company's business, operating results and financial condition.

         Dependence on Third-Party Products and Services; Sole or Limited Sources of Supply. Corsair relies to a substantial extent on outside vendors to manufacture many of the components and subassemblies used in PhonePrint, some of which are obtained from a single supplier or a limited group of suppliers. Corsair's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. In the past, Corsair has experienced delays in receiving materials from vendors, sometimes resulting in delays in the assembly of products by Corsair. Such delays, or other significant vendor or supply quality issues, may occur in the future, which could result in a material adverse effect on the combined company's business, operating results or financial condition. The manufacture of certain of these components and subassemblies is specialized and requires long lead times, and there can be no assurance that delays or shortages caused by vendors will not reoccur. Any inability to obtain adequate deliveries, or any other circumstance that would require Corsair to seek alternative sources of supply or to manufacture such components internally could delay the shipment of products, increase cost of goods sold and have a material adverse effect on the combined company's business, operating results and financial condition. In addition, from time to time, Corsair must also rely upon third parties to develop and introduce components and products to enable Corsair, in turn, to develop new products and product enhancements on a timely and cost-effective basis. There can be no assurance that Corsair will be able to obtain access in a timely manner to third-party products and development services necessary to enable Corsair to develop and introduce new and enhanced products, that Corsair will obtain third-party products and development services on commercially reasonable terms or that Corsair will be able to replace third-party products in the event such products become unavailable, obsolete or incompatible with future versions of Corsair's products. The absence of, or any significant delay in, the replacement of third-party products could have a material adverse effect on the combined company's business, operating results and financial condition.

         Dependence on Personnel. The success of the combined company is dependent, in part, on its ability to attract and retain highly qualified personnel. Corsair's future business and operating results depend upon the continued contributions of its senior management and other employees, many of whom would be difficult to replace and certain of whom perform important functions beyond those functions suggested by their respective job titles or descriptions. Competition for such personnel is intense and the inability to attract and retain additional senior management and other employees or the loss of one or more members of Corsair's senior management team or current employees, particularly to competitors, could materially adversely affect the combined company's business, operating results or financial condition. There can be no assurance that Corsair or Subscriber will be successful in hiring or retaining requisite personnel. None of Corsair's employees has entered into employment agreements with Corsair, and Corsair does not have any key-person life insurance covering the lives of any members of its senior management team.

         Management of Growth. Corsair is at an early stage of development and Corsair and Subscriber have each rapidly and significantly expanded their operations. The number of Corsair employees has grown from 36 on January 1, 1995 to 158 on March 31, 1998, while the number of employees of Subscriber expanded from 75 to 132 over the same period. Such growth has placed, and, if sustained, will continue to place, significant demands on management, information systems, operations and resources. The strain experienced to date has chiefly been in hiring, integrating and effectively managing sufficient numbers of qualified personnel to support the expansion of the combined company's business. The combined company's ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. There can be no assurance that the combined company will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas could have a material adverse effect on the combined company's business, results of operations and financial condition.

         Government Regulation and Legal Uncertainties. While most of the combined company's operations are not directly regulated, existing and potential customers are subject to a variety of U.S. and foreign governmental regulations. Such regulations may adversely affect the wireless telecommunications industry, limit the number of potential customers for the combined company's products or impede the combined company's ability to offer competitive products and services to the wireless telecommunications industry or otherwise have a material adverse effect on the combined company's business, financial condition and results of operations. Recently enacted legislation, including the Telecommunications Act of 1996, deregulating the telecommunications industry may cause changes in the wireless telecommunications industry, including the entrance of new competitors and industry consolidation, which could in turn increase pricing pressures on the combined company, decrease demand for the combined company's products, increase the combined company's cost of doing business or otherwise have a material adverse effect on the combined company's business, operating results and financial condition. The Telecommunications Act of 1996 contains several provisions that may bear directly on the combined company's existing and potential customers in the U.S., including provisions that require wireless carriers to interconnect with local exchange carriers and contribute to a universal service fund, that limit the ability of state and local governments to discriminate against or prohibit certain wireless services and that may allow certain companies to bundle local and long distance services with wireless offerings. These provisions may cause an increase in the number of wireless telecommunications carriers which could in turn increase the number of potential customers of the combined company. This could require the combined company to expand its marketing efforts with no assurance that revenues would increase proportionately or at all. Alternatively, these provisions could encourage industry consolidation, which would reduce the combined company's potential customer base. Currently the FCC and state authorities are implementing the provisions of the Telecommunications Act of 1996 and several of the decisions by the FCC and state authorities are already being challenged in court. Therefore, Corsair cannot at this time predict the extent to which the Telecommunications Act of 1996 will affect its current and potential customers or ultimately affect the combined company's business, financial condition or results of operations. If the recent trend toward privatization and deregulation of the wireless telecommunications industry outside of the U.S. were to discontinue, or if currently deregulated international markets were to reinstate comprehensive government regulation of wireless telecommunications services, the combined company's business, operating results and financial condition could be materially and adversely affected. In addition, the problem of cloning fraud has received heightened attention from Congress and the FCC, which are exploring legislative and regulatory initiatives that would impose stricter penalties for, and increase enforcement against, cloning fraud. Corsair cannot predict the effect of such initiatives on the combined company's business, operating results or financial condition, including demand for the combined company's products.

         Dependence on Growth of Wireless Telecommunications Industry. The combined company's future financial performance will depend in part on the number of carriers seeking third-party solutions. Although the wireless telecommunications industry has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or that, if the industry does grow, there will be continued demand for the cloning fraud prevention or other products. Any decline in demand for wireless telecommunications products and services in general would have a material adverse effect on the combined company's business, operating results and financial condition.

         Risk of System Failure. The continued, uninterrupted operation of the PhonePrint system depends on protecting it from damage from fire, earthquake, power loss, communications failure, unauthorized entry or other events. Any damage to or failure of a component or combination of components that causes a significant reduction in the performance of a PhonePrint system could have a material adverse effect on Corsair's business, operating results and financial condition. Corsair currently does not have liability insurance to protect against these risks and there can be no assurance that such insurance will be available to Corsair on commercially reasonable terms, or at all. In addition, if any carrier using PhonePrint encounters material performance problems, the combined company's reputation and its business, operating results and financial condition could be materially adversely affected.

         Year 2000 Compliance. Corsair's and Subscriber's products use and are dependent upon certain internally developed and third party software programs. Corsair and Subscriber each have initiated a review and assessment of all hardware and software used in their respective products to confirm that they will function properly in the year 2000. With respect to software developed internally, the results of that evaluation to date have revealed certain source codes that are unable to appropriately interpret the upcoming calendar year 2000, and the parties are working diligently to upgrade programs to make them capable of processing data incorporating year 2000 dates without material errors or interruptions. With respect to third party software incorporated in products, all vendors whose software is incorporated in PhonePrint have indicated that their software is or will be year 2000 compliant. Evaluation of year 2000 issues is continuing, and there can be no assurance that additional issues, not presently known by Corsair or Subscriber, will not be discovered which could present a material risk to the function of their respective products and have a material adverse effect on the Corsair's business, operating results and financial condition.

         Dependence on Distributors. PhonePrint is currently marketed primarily through Corsair's direct sales efforts. Corsair has entered into distribution agreements with respect to PhonePrint with Motorola, Inc., Ericsson Radio Systems AB ("Ericsson") and Aurora Wireless Technologies, Ltd. ("Aurora") and sales referral agreements with Lucent Technologies, Inc. ("Lucent") and Sumitomo Corporation of America. Subscriber has entered into distribution agreements with a number of distributors, including Ericsson, Daewoo Information Systems Company, Groupe Bull-Integris and Aurora and a sales referral agreement with Lucent. In addition, Subscriber has relationships with a number of third party integrators and may rely on these integrators to a greater extent in the future. Corsair and Subscriber each seek to pursue distribution agreements and other forms of sales and marketing arrangements with other companies and Corsair believes that the combined company's dependence on distributors and these other sales and marketing relationships will increase in the future, both with respect to PhonePrint and to other products. Generally, there are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and Corsair does not expect to have any guarantees of continuing orders. There can be no assurance that any existing or future distributors or other sales and marketing partners will not become competitors of the combined company with respect to current products or any future product. Any failure by the combined company's existing and future distributors or other sales and marketing partners to generate significant revenues could have a material adverse effect on the combined company's business, operating results and financial condition.

         Future Capital Requirements. The combined company's future capital requirements will depend upon many factors, including the commercial success of PhonePrint, the timing and success of new product introductions, if any, the progress of the combined company's research and development efforts, the combined company's results of operations, the status of competitive products, the degree to which Corsair successfully integrates Subscriber and the time period during which integration efforts occur, and the potential acquisition of businesses, technologies or assets. Corsair believes that combination of existing sources of liquidity and internally generated cash will be sufficient to meet the combined company's projected cash needs for at least the next 12 months. There can be no assurance, however, that the combined company will not require additional financing prior to such date to fund its operations. In addition, the combined company may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to the combined company on acceptable terms, or at all, when required. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the combined company may be required to delay, scale back or eliminate one or more of its development or manufacturing programs or obtain funds through arrangements with third parties that may require the combined company to relinquish rights to certain of its technologies or potential products or other assets that the combined company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the combined company's business, operating results and financial condition.

         Volatility of Stock Price. The market price of Corsair's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including, but not limited to, revenues attributable to PhonePrint, new products or new contracts by the combined company or its competitors, actual or anticipated variations in operating results, the level of operating expenses, changes in financial estimates by securities analysts, potential acquisitions, regulatory announcements, developments with respect to patents or proprietary rights, conditions and trends in the wireless telecommunications and other industries, adoption of new accounting standards affecting the industry and general market conditions. As a result, Corsair expects that from time to time future operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of the Corsair Common Stock. The realization of any of the risks described in these "Risks and Uncertainities" could have a dramatic and adverse impact on the market price of Corsair Common Stock.

         Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the telecommunications industry and that often have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations may adversely affect the market price of Corsair Common Stock. In the past, following periods of volatility in the market price of the securities of companies in the telecommunications industry, securities class action litigation has often been instituted against those companies. Such litigation, if instituted against Corsair, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the combined company.

         Antitakeover Effects of Charter, Bylaws and Delaware Law. Corsair's Restated Certificate of Incorporation authorizes the Corsair Board to issue shares of undesignated Preferred Stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Corsair Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such Preferred Stock that may be issued in the future. Moreover, the issuance of such Preferred Stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock of Corsair. Corsair's Restated Bylaws provide that Corsair's Board will be classified into three classes of directors beginning at the 1998 annual meeting of stockholders. With a classified Board, one class of directors is elected each year with each class serving a three-year term. These and other provisions of the Restated Certificate of Incorporation and the Restated Bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving Corsair, even if such events could be beneficial to the interest of the stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for Corsair Common Stock.

Risks Relating to Subscriber

         History  of Losses;  No  Assurance  of  Profitability.  Subscriber  has
incurred net losses in each of its past three fiscal years. As of March 31, 1998, Subscriber had incurred approximately $19.9 million in cumulative net losses since inception, only a portion of which had resulted in any loss carryforwards for federal tax purposes due to Subscriber's former status as an "S corporation" under the Internal Revenue Code of 1986, as amended. There can be no assurance that Subscriber will achieve or sustain profitability on a quarterly basis or annual basis in the future. Enhanced versions of CRM, FraudWatch Pro, PrePay and IMR were introduced as recently as 1997. Therefore, Subscriber's prospects must be considered in light of the risks encountered by developing companies attempting to compete in new and rapidly evolving markets. Subscriber's operating results will depend upon, among other factors, the demand for Subscriber's products, the level of product and price competition, the degree to which Corsair successfully integrates Subscriber and the time period during which integration efforts occur. Subscriber's ability to manage its direct and indirect distribution channels, the ability of Subscriber to develop and market new products, new versions of existing products and product upgrades and manage product transitions and implementations, the ability of Subscriber to control costs and avoid complications and delays, and general economic conditions. Many of these factors are beyond Subscriber's control. A failure to successfully address these risks would have a material adverse effect on Subscriber's and the combined company's business, operating results and financial condition. Subscriber will be materially adversely affected.

         Competition. The markets for Subscriber's products are intensely and increasingly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. A large number of companies currently offer one or more products that compete directly with those offered by Subscriber. For example, Subscriber competes directly with In-Touch Management Systems, Inc. in paging billing systems; with

AG Communications Systems, National Telemanagement Corporation, Systems/Link, GTE, Glenayre Technologies, Inc., Brite Voice Systems, Inc. and Boston Communications Group, Inc. for prepaid billing; with GTE, Lightbridge, Systems/Link, IBM, DEC and Hewlett-Packard in real time fraud profiler systems; with Metapath Software Corp. and ACE*Comm Corporation for mediation systems; and with Daleen Technologies, Inc., Keenan Systems Corporation, Sema Group Telecoms, Inc., LHS Group, Inc. and AMDOCS, Inc. for its suite billing products. Subscriber also competes with companies offering a breadth of software knowledge applicable to a variety of industries, including communications businesses. Such companies include Andersen Consulting and Electronic Data Systems Corporation. Several of these competitors have significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than Subscriber. As a result, Subscriber's competitors may be able to adapt more quickly to new or emerging technologies and changes in subscriber requirements or may be able to devote greater resources to the promotion and sale of their products and services.

         In addition, many wireless service providers are providing, or can provide, products and services developed in-house that compete directly with those that Subscriber offers. If technological or other developments make it simpler or more cost-effective for wireless service providers to provide certain services themselves, such development could affect demand for Subscriber's services and could make it more difficult for Subscriber to offer a cost-effective alternative to a wireless service provider's own capabilities. There can be no assurance that Subscriber will be able to compete successfully with its existing competitors or with new competitors. An increase in competition through entry of new competitors or additional product offerings by existing competitors could result in price reductions or the loss of market share by Subscriber which would have a material adverse effect on Subscriber's and the combined company's business, operating results and financial condition.

         Contractual Relationships with Customers. Substantially all of Subscriber's revenues are derived from the sale of products and services under contracts with its customers. Most of Subscriber's existing customers have no obligation to purchase additional products or services. Therefore, there can be no assurance that any of Subscriber's existing customers will continue to purchase new systems, systems enhancements and services in amounts similar to previous years. The failure of existing customers to purchase additional products and services from Subscriber could have a material adverse effect on Subscriber's and the combined company's business, operating results and financial condition.

         Risk of Product Defects. Software products such as those offered by Subscriber frequently contain errors or failures, especially when first introduced or when new versions are released. Subscriber could, in the future, lose revenues as a result of software errors or defects. Subscriber's products are intended for use in sales applications that may be critical to a customer's business. As a result, Subscriber expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. There can be no assurance that, despite testing by Subscriber and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to Subscriber's and the combined company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on Subscriber's and the combined company's business, operating results and financial condition.

PART II - OTHER INFORMATION



Item 6 Exhibits and Reports on Form 8-K.






       a.   Exhibits



            27.1 * Financial Data Schedule

       b.   Reports on Form 8-K.  None

         *Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (No. 333-51989) filed on May 6, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      Corsair Communications, Inc.



Date:  May 14, 1998   By: /s/ Martin J. Silver
                      ------------------------



                      Martin J. Silver
                      Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)