Form 10-Q
period 1998-06-30
CORSAIR COMMUNICATIONS INC
filed 1998-08-14
CIK 1028285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -------------


                                    FORM 10-Q

(Mark One)
  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended June 30, 1998.



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

      The number of shares of the Registrant's Common Stock outstanding as of July 31, 1998 was 17,770,018.

                                      INDEX



                                                                        Page No.
Part I.  Financial Information


Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 1998 and
         December 31, 1997................................................3

        Condensed Consolidated Statements of Operations for the Three
         and Six Months Ended June 30, 1998 and 1997 .....................4

        Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1998 and 1997 .............................5

        Notes to Condensed Consolidated Financial Statements..............6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................9



Part II.  Other Information


Item 2.  Change in Securities and Use of Proceeds........................21

Item 4.  Submission of Matters to a Vote of Security Holders.............21

Item 5.  Other Information...............................................22

Item 6.  Exhibits and Reports on Form 8-K ...............................22


Signatures ..............................................................23

PART I - FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

                           CORSAIR COMUNICATIONS, INC.
               Unaudited Condensed Consolidated Balance Sheets

                                 (In thousands)

                                               June 30,        December 31,
                                                 1998              1997

                                           ----------------- -----------------
Assets

Cash and cash equivalents                  $       6,616     $      16,915
Short-term investments                            49,435            46,038
Trade accounts receivable, net                     8,695             6,780
Inventories, net                                   4,047             3,618
Evaluation inventory                               1,207             4,590
Prepaids and other                                 2,264             1,415

                                           ----------------- -----------------

  Total current assets                            72,264            79,356
Property and equipment, net                        7,731             7,110
Other assets                                       1,659             2,393

                                           ================= =================
  Total assets                             $      81,654     $      88,859
                                           ================= =================

Liabilities and Stockholders' Equity


Accounts payable                           $       1,383     $       1,419
Accrued benefits                                   4,515             3,009
Accrued expenses                                   4,138             4,946
Accrued merger related expenses                    4,108                --
Current portion of notes payable                   3,095             2,245
Current    portion   of   capital    lease           730               723
   obligations
Deferred revenue                                   6,627            13,522

                                           ----------------- -----------------

  Total current liabilities                       24,596            25,864
Notes payable, net of current portion              1,738             4,694
Capital lease obligations,  net of current           447               850
   portion
Other liabilities                                    138               139

                                           ----------------- -----------------

  Total liabilities                        $      26,919      $     31,547

                                           ----------------- -----------------

Common stock                                          18                18
Notes receivable from stockholders                 (375)             (511)
Additional paid-in capital                       104,325           103,923
Deferred compensation                              (450)             (648)
Accumulated deficit                             (48,783)          (45,470)

                                           ----------------- -----------------

    Total stockholders' equity                    54,735            57,312

                                           ----------------- -----------------

    Total  liabilities  and  stockholders' $      81,654       $    88,859

   equity
                                           ================= =================


        See accompanying notes to Condensed Consolidated Financial Statements

                           CORSAIR COMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Operations
                    (In thousands, except per share data)


                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,

                               ---------------------   ----------------------

                                 1998        1997        1998           1997

                               ---------   ---------   ----------  ----------
Revenues:

   Hardware revenue            $9,925      $8,996      $22,047       $16,594
       Software revenue         4,462       2,222        7,216         4,743
   Service revenue              4,662       2,151        8,298         4,189

                               ---------   ---------   ----------  ----------

      Total revenues           19,049      13,369       37,561        25,526


Cost of revenues:

   Hardware revenue costs       4,643       7,352       11,292        14,711
       Software revenue costs     356         436          708           663
   Service revenue costs        2,349       1,548        4,494         3,233

                               ---------   ---------   ----------  ----------

      Total cost of revenues    7,348       9,336       16,494        18,607

                               ---------   ---------   ----------
                                                                   ----------

              Gross profit     11,701       4,033       21,067         6,919

                               ---------   ---------   ----------  ----------

Operating costs and expenses:

   Research and development     4,340       3,165        8,965         5,371
   Sales and marketing          4,136       2,914        7,591         4,884
   General and administrative   2,430       2,260        4,424         4,249
       Merger related expenses  4,481           -        4,481             -

                              ----------  --------     ----------  ----------

Total operating costs and      15,387       8,339       25,461        14,504

expenses
                               ---------   ---------   ----------  ----------

       Operating loss          (3,686)     (4,306)     (4,394)       (7,585)

Interest income (expense), net    402          31        1,671          (97)

                               ---------   ---------   ----------  ----------

        Loss before income     (3,284)     (4,275)     (2,723)       (7,682)
taxes
Income taxes                      110           -          364              3

                               ---------   ---------   ----------  ----------

Extraordinary loss on debt     (3,394)     (4,275)     (3,087)        (7,685)
extinquishment
Loss on debt extinguishment,    (226)           -        (226)             -
net

                               ---------   ---------   ----------  ----------

Net loss                       $(3,620)   $(4,275)    $(3,313)       $(7,685)

                               =========   =========   ==========  ==========


Basic and diluted net loss per share data:
      Basic net loss before
extraordinary item            $(0.19)     $(0.29)      $(0.18)       $(2.47)
Extraordinary loss on debt     (0.01)           -       (0.01)             -
extinguishment

                               =========   =========   ==========  ==========

      Basic and diluted net
loss per share                $(0.20)     $(1.29)      $(0.19)        $(2.47)

                               =========   =========   ==========  ==========

Shares used in per share       17,660       3,320       17,632         3,112
calculations

                               =========   =========   ==========  ==========




    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Cash Flows
                              (In thousands)

                                                         Six Months Ended
                                                              June 30,

                                                      -----------------------

                                                        1998         1997

                                                      ----------   ----------

Cash flows from operating activities:
   Net loss                                            $(3,313)     $(7,685)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities:
   Depreciation and amortization                          1,935        1,081
   Amortization of deferred compensation and                298          238
      compensation expense
   Loss on disposition of fixed assets                       --          100
   Extraordinary loss on debt extinguishment                226           --
   Merger-related costs                                   4,108           --
   Changes in operating assets and liabilities:



       Trade accounts receivable                         (1,915)         251
       Inventories                                        2,954       (2,141)
       Prepaid expenses and other assets                   (630)      (1,878)
       Accounts payable and accrued expenses                661       (1,364)
       Deferred revenue                                  (6,895)       6,432

                                                      ----------   ----------

          Net cash used in operating activities          (2,571)      (4,966)

                                                      ----------   ----------
Cash flows from investing activities:

   Purchase of short-term investments                   (14,413)     (28,066)
   Proceeds from sales and maturities of short-term
      investments                                        11,016       19,932


   Purchases of property and equipment                  (2,041)      (1,856)

                                                      ----------   ----------

         Net cash used in investing activities          (5,438)      (9,990)

                                                      ----------   ----------
Cash flows from financing activities:

   Proceeds from sale of preferred stock, net                --       17,091
      of offering costs
   Proceeds from stock options and purchase plans           402          220
   Proceeds from debt                                     4,128          660
   Principal and prepayment penalty payments on         (6,460)      (2,398)
      debt obligations
   Proceeds from note receivable from                        36           --
      stockholder
   Principal payment on capital lease                     (396)        (356)

                                                      ----------   ----------

         Net cash provided by (used in) financing       (2,290)       15,217
            activities

                                                      ----------   ----------

   Net increase (decrease) in cash and cash            (10,299)          261
      equivalents


   Cash and cash equivalents, beginning of period        16,915       19,629

                                                      ==========   ==========

   Cash and cash equivalents, end of period            $  6,616     $ 19,890

                                                      ==========   ==========
Cash paid:

   Interest                                           $     624    $     520

                                                      ==========   ==========

   Income taxes                                       $     332    $       4

                                                      ==========   ==========
   Noncash financing and investing activities:
     Assets acquired through capital lease            $      --    $     481
                                                      ==========   ==========

   Common stock issued in exchange for                $      --    $     377
      stockholder note

                                                      ==========   ==========

   Deferred compensation relating to stock option     $     --     $   1,129
      grants

                                                      ==========   ==========


    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation



         The accompanying unaudited consolidated financial information has been prepared by Corsair Communications, Inc. ("Corsair") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. On June 23, 1998, Corsair acquired Subscriber Computing, Inc. ("SCI") in a combination to be accounted for under the pooling of interests method of accounting. Corsair's condensed consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. Due to the fiscal year end conversion of SCI to that of Corsair, SCI's net revenues of $2.9 million and net loss of $5.0 million for the three months ended December 31, 1997 are not included in the unaudited condensed consolidated statements of operations. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Registration Statement on Form S-4, dated May 27, 1998.

         The  condensed   consolidated   financial  statements  include  Corsair
   Communications,   Inc.,   and  its   subsidiary.   Significant   intercompany
   transactions and accounts have been eliminated.


2. Revenue Recognition
         Revenue from hardware sales is recognized upon shipment, unless a sales agreement contemplates that Corsair provide testing, integration or implementation services, in which case hardware revenue is recognized upon commissioning and acceptance of the product (the activation of the cell site equipment following testing integration and implementation). Revenue from the licensing of software products generally is recognized upon delivery of the products, unless the sales includes post-contract customer support, in which case the revenue is recognized ratably over the term of the license period. Revenue from services is recognized ratably over the term of the maintenance support, on a percentage of completion basis over the term of the consulting effort, or during the month the training or operations support is provided.

         During the first quarter of fiscal 1998, Corsair adopted Statement of Position (SOP) No. 97-2, "Software Revenue Recognition". The provisions of SOP No. 97-2 have been applied to transactions entered into beginning January 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. In connection with the adoption of SOP 97-2, the Company analyzed all of the elements included in its multiple-element arrangements and believes that it currently complies with the SOP.

3.    Net Income (Loss) Per Share
         Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. No common equivalent shares are included for loss periods as they would be anti-dilutive. Dilutive common equivalent shares consist of stock options and stock warrants.

         The following tables set forth the computations of shares and net loss used in the calculation of basic and diluted net loss per share for the three and six months ended June 30, 1998, and 1997 (in thousands, except per share data):


                                        Three Months             Six Months
                                       Ended June 30,           Ended June 30,

                                    -------------------------------------------

                                      1998        1997       1998        1997

                                    ----------  ---------  ---------  ---------


    Basic and diluted net loss per share data:
         Net loss                   $           $          $          $
                                      (3,620)    (4,275)    (3,313)    (7,685)

                                    ==========  =========  =========  =========

    Actual weighted average common
        shares outstanding for the     17,660      3,320     17,632      3,112
        period

                                    ==========  =========  ========== =========

    Basic and diluted net loss per  $  (0.20)    $(1.29)    $(0.19)    $(2.47)
    share

                                    ==========  =========  =========  =========


   The Company has excluded the impact of approximately 1,581,827, and 1,015,753 outstanding options to purchase common stock as of June 30, 1998 and 1997 and warrants to purchase 85,915 shares of common stock as of June 30, 1998 and 1997, since their inclusion in diluted per share results would have been antidilutive.

4.     Inventories

   Inventories are stated at the lower of cost or market and are summarized as follows (in thousands):

                                                       June 30,     December
                                                         1998       31, 1997

                                                      ----------   ----------

    Raw materials                                      $1,174       $1,479
    Work in progress                                      895          189
    Finished goods                                      1,978        1,950

                                                      ==========   ==========

                                                      $ 4,047       $3,618

                                                      ==========   ==========


5. Merger with Subscriber Computing, Inc.
   On June 23, 1998, Corsair issued approximately 3.9 million shares of its common stock in exchange for all the outstanding shares of common stock of Subscriber Computing, Inc, ("SCI"), a provider of scalable billing, customer care, fraud detection, prepaid billing and mediation solutions for paging, cellular and Personal Communications Services service providers. As a result of the merger, each outstanding share of SCI Preferred Stock was converted into shares of SCI Common Stock based on their respective liquidation preference. Concurrently, each share of SCI Common Stock was converted into
   0.238 shares of Corsair's Common Stock, and SCI became a wholly owned subsidiary of Corsair. In addition, Corsair has reserved approximately 464,500 shares of its Common Stock for issuance upon the exercise of assumed SCI stock options and warrants. The merger was accounted for as a pooling of interests, and accordingly, the Company's condensed consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented.

   The  results of  operations  reported  by the  separate  enterprises  and the
   combined  amounts  presented  in  the  accompanying   consolidated  financial
   statements are summarized below (in thousands):

                                     Corsair          SCI          Combined

                                  --------------  -------------  --------------

       Six Months  Ended June 30,
          1998
            Total revenue           $    29,682     $    7,879      $   37,561
            Extraordinary loss              226              -             226
            Net income (loss)             3,861         (7,174)         (3,313)

       Six Months  Ended June 30,
          1997
            Total revenue           $    20,319      $   5,207      $   25,526
            Net loss                     (4,437)        (3,248)         (7,685)

      In the second quarter, Corsair incurred merger-related and other charges of $4.5 million. The following table presents the components of the charges (in thousands):

                                                          Non-cash    June 30,
                                       Total    Amounts   Writedown     1998
                                        Charge   Paid     of Assets    Reserve
                                                                       Balance

       Transaction costs                2,741      239          --       2,502
       Termination benefits (20         1,338       --          --       1,338
       employees)
       Redundant  facility  and  other    402       --         134         268
       equipment costs

                                       ========================================

            Total                      $4,481   $  239      $  134    $  4,108

                                       ========================================



6.    Extraordinary Item
            Corsair incurred a loss on debt extinguishment of $226,000 associated with paying the principal and interest of $4.8 million of short-term and long-term notes payable. The loss was comprised of the amortization of the remaining loan fees associated with the debt issuance.

7.    Recent Pronouncements
                  On January 1, 1998, Corsair adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. In Corsair's circumstances, total comprehensive income (loss) for all periods presented herein would not have differed from reported net income
      (loss).

            In June 1998, the Financial  Accounting  Standards Board issues SFAS
      No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Currently, the Company does not use either of these financial tools and therefore will not be impacted by the issuance of this standard.

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

The  following   should  be  read  in  conjunction   with  Corsair's   condensed
consolidated financial statements and notes thereto.

Recent Events

      Corsair is a leading provider of software and system solutions for the wireless industry. The Company's products include systems for fraud prevention and churn reduction, customer care and billing, and location service.

      On June 23, 1998, Corsair acquired Subscriber Computing, Inc. ("SCI"), a Delaware corporation, which provides software systems to the paging, cellular, and PCS industries. The merger was accomplished pursuant to an Agreement and Plan of Reorganization, dated April 2, 1998. As a result of the merger, each outstanding share of SCI Preferred Stock was converted into shares of SCI Common Stock based on the respective liquidation preference. Concurrently, each SCI Common Stock was converted into 0.238 shares of Corsair's Common Stock, and SCI became a wholly owned subsidiary of Corsair. The acquisition of SCI was treated as a pooling of interests for accounting purposes.

      A total of approximately 3.9 million shares of Corsair's Common Stock was issued in connection with the merger. In addition, all outstanding options and warrants to purchase SCI common stock were assumed by Corsair and converted into the respective rights to purchase shares of Corsair's Common Stock. Corsair has reserved approximately 464,500 shares of its Common Stock for issuance upon the exercise of the assumed SCI stock options and warrants.

      With the  acquisition  of SCI,  Corsair  acquired  two  billing  products:
Customer Resource Manager(TM) ("CRM") and PrePay(TM). CRM is a full featured, integrated customer service and real-time billing system for wireless and paging carriers, available on a scalable desktop platform. CRM is currently one of the most widely used billing and customer care systems in the U.S. paging industry. PrePay is a system for prepaid billing, based on wireless intelligent network technology, to allow carriers to provide cellular and PCS services to new consumer and business market segments. Corsair also acquired SCI's FraudWatch(R) Pro, a profiling system designed to detect fraud on all types of wireless telephony networks.



Results of Operations

      Revenues: For the three months ended June 30, 1998, total revenues were $19.0 million, compared with $13.4 million for the same period in 1997. For the six months ended June 30, 1998, total revenues were $37.6 million, up $12.1 million from $25.5 million for the comparable 1997 period. The improvement in revenues for the three and six months ended June 30, 1998, having increased 42% and 47% from the respective periods in 1997, was primarily due to higher software and services revenues resulting from a larger installed customer base and recognition of the corresponding consulting and maintenance contracts. In addition, hardware revenues for the same three and six month periods increased due to continuing growth in the number of PhonePrint systems sold.

      Gross Profit: Gross profit increased to 61% of total revenues in the three months ended June 30, 1998 from 30% of revenues in the comparable three month period of 1997. For the six months ended June 30, 1998, gross profit was 56%, up from 27% in the same period of 1997. The increasing margins were due primarily to the improved manufacturing yields and lower material costs for hardware sales, which contributed $5.3 million and $10.8 million to gross margins for the three and six month periods ended June 30, 1998, respectively. Software margins contributed $4.1 million and $6.5 million from improved product mix while Service margins of $2.3 million and $3.8 million were the result of improved pricing on consulting projects undertaken to support the new license sales.

      Research and Development: For the three months ended June 30, 1998, research and development expenses were $4.3 million compared with $3.2 million for the same period of 1997, an increase of $1.2 million or 37%. For the first six months of 1998, research and development expenses were $9.0 million compared with $5.4 million for the same period of 1997, an increase of $3.6 million or 67%. Research and development expenses were 24% and 21% of revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in research and development expenses for the three and six month periods from 1997 to 1998 was primarily due to the increase in headcount hired to assist in the development of new and continuing products.

      Sales and Marketing: For the three months ended June 30, 1998, sales and marketing expenses were $4.1 million compared with $2.9 million for the same period of 1997, an increase of $1.2 million or 42%. For the first six months of 1998, sales and marketing expenses were $7.6 million compared with $4.9 million for the same period of 1997, an increase of $2.7 million or 55%. Sales and marketing expenses were 20% and 19% of revenues for the six months ended June 30, 1998 and 1997, respectively. Additional sales personnel and the incremental costs relating to additional travel and commissions costs associated with the increased headcount caused the increase in sales and marketing expenses from 1997 to 1998. The Company expects its sales and marketing expenses to increase in absolute dollars in the foreseeable future as it continues to expand the scope of its sales and marketing efforts.

      General and Administrative: For the three months ended June 30, 1998, general and administrative expenses were $2.4 million compared with $2.3 million for the same period of 1997, an increase of $170,000 or 8%. For the first six months of 1998, general and administrative expenses were $4.4 million compared with $4.2 million for the comparable period of 1997, an increase of $175,000 or 4%. General and administrative expenses were 12% and 17% of revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in absolute dollars for the three and six month periods are due to increased headcount to support the operational needs of the Company.

      Merger Related Costs: As discussed in Note 4 of Notes to Condensed Consolidated Financial Information, Corsair incurred $4.5 million in merger related costs resulting from the acquisition of Subscriber Computing, Inc. The one-time charges included transaction costs, termination benefits for approximately 20 employees, and redundant facility and other equipment costs associated with the merger.

      Interest Income (Expense), Net: Net interest income and expense consists of interest income from the Company's cash and short-term investments, net of interest expense on the Company's equipment loans, equipment lease lines and other loans. The increase in net interest income for the three and six months ended June 30, 1998 was a result of larger average cash investment balances attributable to the proceeds received from Corsair's initial public offering of Common Stock completed in July 1997.

      Income Taxes: The income tax expense in the three and six months ended June 30, 1998 represents a provision for estimated income taxes (after considering all available loss carryforwards for fiscal 1998), while the comparable periods in 1997 represents minimum state tax liabilities.

      Extraordinary Item: The Company incurred a loss on debt extinguishment of $226,000 associated with paying the principal and interest of $4.8 million of short-term and long-term notes payable.

Liquidity and Capital Resources


      Corsair has funded its operations through a series of Preferred Stock private placements, debt financing, and an initial public offering in July 1997. As of June 30, 1998, Corsair's cash and short-term investments were $56.1 million compared with $63.0 million at December 31, 1997.

      Net cash of $2.6 million was used by operations for the first six months of 1998. This was primarily due to increased levels of accounts receivables from higher sales volume and lower deferred revenue balances given the timing of revenue recognition, offset by a decrease in inventory following improved customer acceptance of hardware products. Net cash of $5.4 million was used in investing activities, including the net purchase and sale of short-term investments, and the purchase of property and equipment. Corsair continues to invest in capital equipment to support its employee and facility growth, its implementation of new management and accounting systems, and its research and development activities.

      Net cash of $2.3 million was used by financing activities primarily for the repayment of various debt instruments. Corsair maintained a $3.0 million equipment term loan facility at prime plus 0.75% (8.5% at June 30, 1998). The loan facility is available through July 1998 and is secured by any underlying equipment purchased. As of June 30, 1998, Corsair did not have any borrowings under the equipment term loan, and any future borrowings would have been repaid over three years. Corsair did not renew the line following its expiration in July 1998.

       Management has initiated an enterprise-wide program to prepare Corsair's computer systems and applications for the year 2000. Corsair expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Corsair expects its year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which Corsair's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on Corsair's systems. Testing and conversion of system applications is expected to cost approximately $600,000 over the next year. A significant portion of these costs is not likely to be incremental costs to Corsair, but rather will represent the redeployment of existing information technology resources. Accordingly, Corsair does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or results of operations.

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


RISKS AND UNCERTAINTIES

      This Quarterly Report may contain predictions, estimates and other forward-looking statements that involve risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report. Corsair Communications, Inc. and its subsidiaries ("Corsair") undertake no obligation to release publicly the results of any revisions to the forward-looking statements to reflect events or circumstances arising after the date hereof.

      Corsair Limited Operating History and Lack of Sustained Profitability. Corsair has only a limited history of significant operations upon which to base an evaluation of its business and prospects commencing with the first shipment of its PhonePrint systems in March 1995. Since its incorporation Corsair has incurred net losses $48.8 million as of June 30, 1998, approximately $39.9 million of which was recorded since January 1995. There can be no assurance that Corsair's existing revenue levels can be sustained, and past and existing revenue levels should not be considered indicative of future results or growth.

Moreover, there can be no assurance that Corsair will be profitable on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere herein. Corsair's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets such as the markets in which Corsair now competes and may in the future compete. Corsair's future operating results will depend upon, among other factors: the demand for PhonePrint; Corsair's ability to introduce successful new products and product enhancements, including products that are sold to both analog network carriers and digital network carriers such as PCS and Enhanced Specialized Mobile Radio ("ESMR") carriers; the level of product and price competition; the ability of Corsair to expand its international sales; Corsair's success in expanding distribution channels; the degree to which Corsair successfully integrates Subscriber Computing, Inc. and the time period during which integration efforts occur; Corsair's ability to cause the business conducted by Subscriber Computing, Inc. ("Subscriber") to achieve and sustain profitability; Corsair's success in attracting and retaining motivated and qualified personnel; and the ability of Corsair to avoid patent and intellectual property litigation. If Corsair is not successful in addressing such risks, as well as the others set forth herein, Corsair's business, operating results and financial condition will be materially adversely affected.

      Dependence on PhonePrint; Dependence on Analog Networks. Prior to the acquisition of Subscriber, Corsair's revenues were primarily attributable to PhonePrint, Corsair's cloning fraud prevention system, and Corsair anticipates that PhonePrint will continue to account for a significant portion of Corsair's revenues. As a result, Corsair's future operating results will depend on the demand for and market acceptance of PhonePrint. A relatively small number of analog network carriers constitute the potential customers for PhonePrint. A large majority of the analog carriers in the largest U.S. markets have to varying degrees already implemented cloning fraud solutions, and there can be no assurance that Corsair will be able to achieve material revenues from the sale of PhonePrint to remaining potential customers in the U.S. Corsair anticipates that the demand for cloning fraud solutions in the U.S. will decline in the future. If not offset by growth in international markets, this trend will have a material adverse effect on Corsair's business, operating results and financial condition. Over time, this trend could also occur in international markets. As analog network carriers adopt cloning fraud solutions for their existing networks, the future commercial success of PhonePrint will depend in part on the further expansion of analog networks by those carriers. If analog networks do not continue to expand, expand slowly or expand in a manner that does not create significant new demand for cloning fraud solutions, then the future demand for PhonePrint would be materially adversely affected. There can be no assurance that the international market for cloning fraud solutions will grow as the U.S. market declines as a result of U.S. analog network carriers having adopted solutions to their cloning fraud problems, or that current or future levels of revenues attributable to PhonePrint will be maintained or will not decline. Any reduction in the demand for PhonePrint would have a material adverse effect on Corsair's business, operating results and financial condition.

      All of Corsair's customers for PhonePrint to date have been carriers that operate analog networks. Wireless services operating in digital mode, including PCS and ESMR in the U.S. and Global System for Mobile Communications ("GSM") in many foreign countries (including many European countries), use or may use authentication processes that automatically establish the validity of a phone each time it attempts to access the wireless telecommunications network. Corsair is not aware of any information that suggests that cloners have been able to break the authentication encryption technologies. Unless the encryption technologies that form the basis for authentication are broken by cloners, Corsair does not believe that operators of digital networks will purchase third party radio frequency ("RF") fingerprinting solutions for cloning fraud such as PhonePrint. In addition, authentication processes for analog networks are also currently available. Corsair is also very dependent on the continued widespread use of analog networks. While there are currently over 40 million analog phones in existence in the U.S., industry experts project that the number of analog phones will decline in the future. Any reduction in demand by analog network carriers for cloning fraud solutions would, or any reduction in the use of analog phones could, have a material adverse effect on Corsair's business, operating results and financial condition.

      Dependence on Product Introductions and Product Enhancements. Corsair's future success depends on the timely introduction and acceptance of new products, new versions of existing products and product enhancements. However, there can be no assurance that any new products, new versions of existing products or product enhancements Corsair attempts to develop will be developed successfully or on schedule, or if developed, that they will achieve market acceptance. In addition, there can be no assurance that Corsair will successfully execute its strategy of acquiring additional businesses, products and technologies from third parties. In the case of products that can locate wireless phones, the U.S. Federal Communications Commission ("FCC") has mandated that wireless telecommunications carriers be able to identify the location of emergency 911 callers by October 2001. Corsair has a significant product development effort underway addressing the need of U.S. wireless telecommunications carriers resulting from the FCC mandate. There can be no assurance that the FCC mandate will not be abolished or altered in a fashion that reduces or eliminates any potential demand for products addressing phone location. There can be no assurance that any wireless telecommunications carriers will purchase any phone location products before the effective date of the FCC mandate, October 2001. Furthermore, Corsair has significant product development efforts underway aimed at developing next versions of CRM, FraudWatch Pro and PrePay. Any failure to introduce commercially successful new products, new versions of existing products or product enhancements or any significant delay in the introduction of such new products, new versions of existing products or product enhancements would have a material adverse effect on Corsair's business, operating results and financial condition.

      The process of developing new products, new versions of existing products and product enhancements for use in the wireless telecommunications industry is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies emerge. In particular, Corsair is aware of significant technical challenges with respect to the phone location product it is currently attempting to develop. In the past, Corsair has experienced delays in the introduction of certain product enhancements, and there can be no assurance that new products, new versions of existing products or product enhancements will be introduced on schedule or at all. Any new products, new versions of existing products or product enhancements may also contain defects when first introduced or when new versions are released. There can be no assurance that, despite testing, defects will not be found in new products, new versions of existing products or product enhancements after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Any loss of or delay in market acceptance would have a material adverse effect on Corsair's business, operating results and financial condition.

      Fluctuations in Quarterly Financial Results; Lengthy Sales Cycle. Corsair has experienced significant fluctuations in revenues and operating results from quarter to quarter due to a combination of factors and expects significant fluctuations to continue in future periods. Factors that are likely to cause Corsair's revenues and operating results to vary significantly from quarter to quarter include, among others: the level and timing of revenues associated with PhonePrint; the timing of the introduction or acceptance of new products and services and product enhancements offered by Corsair and its competitors; changes in governmental regulations or mandates affecting the wireless telecommunications industry; technological changes or developments in the wireless telecommunications industry; the size, product mix and timing of significant orders; the timing of system revenue; competition and pricing in the markets in which Corsair competes; the degree to which Corsair successfully integrates Subscriber and the time period during which integration efforts occur; Corsair's ability to cause the business conducted by Subscriber to achieve and sustain profitability; possible recalls; lengthy sales cycles; production or quality problems; the timing of development expenditures; further expansion of sales and marketing operations; changes in material costs; disruptions in sources of supply; capital spending; the timing of payments by customers; potential reduction in demand in the international markets because of economic or political conditions in those countries and changes in general economic conditions. These and other factors could cause Corsair to recognize relatively large amounts of revenue over a very short period of time, followed by a period during which relatively little revenue is recognized. Because of the relatively fixed nature of most of Corsair's costs, including personnel and facilities costs, any unanticipated shortfall in revenues in any quarter would have a material adverse impact on Corsair's operating results in that quarter and would likely result in substantial adverse fluctuations in the price of Corsair's Common Stock. Accordingly, Corsair expects that from time to time its future operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of Corsair Common Stock.

      A carrier's decision to deploy PhonePrint and other products offered by Corsair typically involves a significant commitment of capital by the carrier and approval by its senior management. Consequently, the timing of purchases are subject to uncertainties and delays frequently associated with significant capital expenditures, and Corsair is not able to accurately forecast future sales of PhonePrint or any of its other products. In addition, purchases of PhonePrint and certain of Corsair's other products involve testing, integration, implementation and support requirements. For these and other reasons, the sales cycle associated with the purchase of PhonePrint and Corsair's other products typically ranges from three to 18 months and are subject to a number of risks over which Corsair has little control, including the carrier's budgetary and capital spending constraints and internal decision-making processes. In addition, a carrier's purchase decision may be delayed as a result of announcements by Corsair or competitors of new products or product enhancements or by regulatory developments. Corsair expects that there will be a lengthy sales cycle with respect to new products, if any, that it may offer in the future. Because of this lengthy sales cycle and the relatively large size of a typical order and because Corsair does not recognize revenue on PhonePrint sales upon shipment if a sales agreement contemplates that Corsair provide testing, integration or implementation services or contains other contractual acceptance criteria, if revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, Corsair's operating results for that quarter could be materially and adversely affected.

      Risks Associated with International Markets. In an effort to offset what Corsair expects will be declining demand in the U.S. for cloning fraud solutions, Corsair intends to devote significant marketing and sales efforts over the next several years to increase its sales of PhonePrint, CRM, FraudWatch Pro, PrePay and IMR to international customers. This expansion of sales efforts outside of the U.S. will require significant management attention and financial resources. Corsair expects that sales outside of the U.S. will account for a significant portion of the revenues Corsair derives from CRM, FraudWatch Pro, PrePay and IMR. There can be no assurance that Corsair will be successful in achieving significant sales of PhonePrint and other products in international markets. Corsair does not expect to sell PhonePrint in the many international markets that rely primarily on digital wireless networks, including many European countries. There may not be demand in foreign countries with respect to new products, if any, that Corsair may offer. For example, Corsair is currently developing a product addressing the U.S. FCC mandate that wireless telecommunications carriers be able to identify the location of emergency 911 callers by October 2001. Corsair is not aware of any corresponding regulatory requirement in any foreign country.

      Corsair's  international  sales  may be  denominated  in  foreign  or U.S.
currencies. Corsair does not currently engage in foreign currency hedging transactions. As a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. With respect to Corsair's international sales that are U.S. dollar-denominated, such a decrease could make Corsair's products less price-competitive. Also, there can be no assurance that the current state of the Asian economy will not cause Corsair's sales revenue to decline. Additional risks inherent in Corsair's international business activities include changes in regulatory requirements, the costs and risks of localizing and supporting systems and software in foreign countries, tariffs and other trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and managing foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Product service and support is generally more complicated and expensive with respect to products sold in international markets. Corsair may need to adapt its products to conform to different technical standards that may exist in foreign countries. Future customer purchase agreements may be governed by foreign laws, which may differ significantly from U.S. laws. Therefore, Corsair may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on Corsair's business, operating results and financial condition.

      Integration of Recent Acquisition. Corsair Communications, Inc. recently acquired Subscriber by merging a subsidiary with Subscriber. As a result, Corsair will now be significantly more complex and diverse than it was prior to the acquisition.. Following this acquisition, to achieve optimal synergies, Corsair will need to successfully integrate and streamline overlapping functions and control expenditures resulting from its respective business operations located in Palo Alto and Irvine, California. In addition, Corsair must now integrate different systems and procedures in certain areas of operations. The effort to reconcile systems and procedures required and the impact of success or failure may be material. There can be no assurance that the process of integrating the two companies can be effectively managed to achieve desired results. Any delay or failure in integrating the two companies could have a material adverse effect on Corsair's business, operating results and financial condition.

      Potential Acquisitions. Corsair has in the past evaluated and expects in the future to pursue acquisitions of businesses, products or technologies that complement Corsair's business. Future acquisitions may result in the potentially dilutive issuance of equity securities, the use of cash resources, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on Corsair's business, operating results and financial condition. Future acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of an acquired business, the diversion of management's attention from other business concerns, entering markets in which Corsair has little or no direct prior experience and the potential loss of key employees of an acquired business. In addition, there can be no assurance that Corsair would be successful in completing any acquisition. Corsair does not currently have any agreement or understanding with regard to any acquisition.

      Highly Competitive Industry. The market for products and services provided to wireless telecommunications carriers is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. In addition, many wireless telecommunications carriers and vendors may be capable of developing and offering products and services competitive with new products, if any, that Corsair may offer in the future. Trends in the wireless telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless telecommunications carriers to provide certain services themselves could affect demand for new products, if any, offered by Corsair, and could make it more difficult for Corsair to offer a cost-effective alternative to a wireless telecommunications carrier's own capabilities. Corsair is aware of a number of companies that have either announced an intention to develop or are capable of developing products that would compete with the products Corsair is developing, and Corsair anticipates the entrance of new competitors in the wireless telecommunications carrier service industry in the future. Corsair's ability to sell new products, if any, may be hampered by relationships that competitors have with carriers based upon the prior sale of other products to carriers.

      The market for PhonePrint is intensely competitive. Corsair believes that the primary competitive factors in the cloning fraud prevention market in which it currently competes include product effectiveness and quality, price, service and support capability and compatibility with cloning fraud prevention systems used by the carrier in other geographic markets and by the carrier's roaming partners. There has been a tendency for carriers that purchase cloning fraud prevention systems to purchase products from the company that supplies cloning fraud prevention systems to other carriers with whom the purchasing carrier has a roaming arrangement. As a result, Corsair expects it will be significantly more difficult to sell PhonePrint to a carrier if the carrier's roaming partners use cloning fraud prevention systems supplied by a competitor. Furthermore, once a competitor has made a sale of RF-based cloning fraud prevention systems to a carrier, Corsair expects that it is unlikely that it would be able to sell PhonePrint to that carrier in the same markets in which the competitor's products have been deployed.

      Corsair's principal competitor for RF-based cloning fraud prevention systems is Cellular Technical Services Company, Inc. ("CTS"). CTS has agreements pursuant to which it has installed or will install its RF-based cloning fraud prevention system in many major U.S. markets. PhonePrint also competes with a number of alternative technologies, including profilers, personal identification numbers and authentication. Corsair is aware of numerous companies, including GTE Telecommunications Services, Inc. ("GTE"), Authentix Network, Inc., Lightbridge, Inc. ("Lightbridge"), Systems/Link Corporation ("Systems/Link"), International Business Machines Corporation ("IBM") and Digital Equipment Corp. ("DEC") that currently are or are expected to offer products in the cloning fraud prevention area. In addition, carriers may themselves develop technologies that limit the demand for PhonePrint. There can be no assurance that any such company or any other competitor will not introduce a new product at a lower price or with greater functionality than PhonePrint. Furthermore, the demand for PhonePrint would be materially adversely affected if wireless telecommunications carriers implement authentication technology applicable to analog phones as their sole cloning fraud solution in major markets, if U.S. wireless telecommunications carriers adopt a uniform digital standard that reduces the need for digital phones to operate in analog mode while roaming, or if analog phone makers change product designs and/or improve manufacturing standards to a point where the difference from phone to phone in the radiowave form becomes so small that it is difficult for PhonePrint to identify a clone. Any currently available alternative technology or any new technology may render Corsair's products obsolete or significantly reduce the market share afforded to RF-based cloning fraud prevention systems like PhonePrint.

      The markets for CRM, FraudWatch Pro, PrePay and IMR are intensely and increasingly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. A large number of companies currently offer one or more products that compete directly with CRM, FraudWatch Pro, PrePay and IMR. For example, Corsair competes directly with In-Touch Management Systems, Inc. and Keenan Systems Corporation in paging billing systems; with AG Communications Systems, National Telemanagement Corporation, Systems/Link, GTE, Glenayre Technologies, Inc., Brite Voice Systems, Inc. and Boston Communications Group, Inc. for prepaid billing; with GTE, Lightbridge, Systems/Link, IBM, DEC and Hewlett-Packard in real time fraud profiler systems; with Metapath Software Corp. and ACE*Comm Corporation for mediation systems; and with Daleen Technologies, Inc., Keenan Systems Corporation, Sema Group Telecoms, Inc., LHS Group, Inc. and AMDOCS, Inc. for its suite billing products. Corsair also competes with companies offering a breadth of software knowledge applicable to a variety of industries, including communications businesses. Such companies include Andersen Consulting and Electronic Data Systems Corporation. Several of these competitors have significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than Corsair. As a result, Corsair's competitors may be able to adapt more quickly to new or emerging technologies and changes in subscriber requirements or may be able to devote greater resources to the promotion and sale of their products and services.

      Corsair believes that its ability to compete in the future depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with Corsair's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to customer needs. Many of Corsair's competitors and potential competitors have significantly greater financial, marketing, technical and other competitive resources than Corsair's. As a result, Corsair's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. To remain competitive in the market for products and services sold to wireless telecommunications carriers, Corsair will need to continue to invest substantial resources in engineering, research and development and sales and marketing. There can be no assurance that Corsair will have sufficient resources to make such investments or that it will be able to make the technological advances necessary to remain competitive. Accordingly, there can be no assurance that Corsair will be able to compete successfully with respect to new products, if any, it offers in the future.

      Customer Concentration. To date, a very significant portion of Corsair's revenues in any particular period has been attributable to a limited number of customers. Any failure to capture a significant share of those customers could have a material adverse effect on Corsair's business, operating results and financial condition. Corsair expects a relatively small number of customers will continue to represent a significant percentage of its total revenues for each quarter for the foreseeable future, although the companies that comprise the largest customers in any given quarter may change from quarter to quarter. The terms of Corsair's agreements with its PhonePrint customers are generally for periods of between two and five years. Although these agreements typically contain annual software license fees and various service and support fees, there are no minimum payment obligations or obligations to make future purchases of hardware or to license additional software. The terms of Corsair's agreements for its other products do not contain obligations for the customer to purchase additional products. Therefore, there can be no assurance that any of Corsair's current customers will generate significant revenues in future periods.

      Uncertainty Regarding Patents and Protection of Proprietary Technology; Risks of Future Litigation. Corsair relies on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. Corsair's success will depend in large part on its ability to obtain patent protection, defend patents once obtained, license third party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others. The patent positions of companies in the wireless telecommunications industry are generally uncertain and involve complex legal and factual questions. There can be no assurance that patents will issue from any patent applications owned or licensed or that, if patents do issue, the claims allowed would be sufficiently broad to protect the applicable technology. In addition, there can be no assurance that any issued patents owned or licensed will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages. Furthermore, the laws of certain countries in which Corsair sells its respective products do not protect software and intellectual property rights to the same extent as do the laws of the U.S.

      Patents issued and patent applications filed relating to products used in the wireless telecommunications industry are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products used or proposed to be used by Corsair. Corsair is aware of patents granted to third parties that relate to potential products currently being developed. Corsair will need to either design those potential products in a manner that does not infringe the third-party patents or obtain licenses from the third parties, and there can be no assurance that Corsair will be able to do so. There can be no assurance that Corsair is aware of all patents or patent applications that may materially affect its ability to make, use or sell any current or future products. U.S. patent applications are confidential while pending in the U.S. Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. There can also be no assurance that third parties will not assert infringement claims in the future or that any such assertions will not result in costly litigation or require Corsair to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to Corsair, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block Corsair's ability to make, use, sell or otherwise practice its intellectual property (whether or not patented or described in pending patent applications), or to further develop or commercialize its products in the U.S. and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on Corsair's business, operating results or financial condition.

      Corsair also relies on unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to Corsair's proprietary technology or disclose such technology or that Corsair can ultimately protect its rights to such unpatented proprietary technology. No assurance can be given that third parties will not obtain patent rights to such unpatented trade secrets, which patent rights could be used to assert infringement claims against Corsair. Corsair also relies on confidentiality agreements with its employees, vendors, consultants and customers to protect proprietary technology. There can be no assurance that these agreements will not be breached, that there would be adequate remedies for any breach or that trade secrets will not otherwise become known to or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on Corsair's business, operating results and financial condition. Moreover, the laws of certain countries in which Corsair sells its respective products do not protect software and intellectual property rights to the same extent as do the laws of the U.S. Unauthorized copying or misuse of products could have a material adverse effect on Corsair's business, operating results and financial condition.

      Dependence on Third-Party Products and Services; Sole or Limited Sources of Supply. Corsair relies to a substantial extent on outside vendors to manufacture many of the components and subassemblies used in many of its products, including PhonePrint, some of which are obtained from a single supplier or a limited group of suppliers. Corsair's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. In the past, Corsair has experienced delays in receiving materials from vendors, sometimes resulting in delays in the assembly of products by Corsair. Such delays, or other significant vendor or supply quality issues, may occur in the future, which could result in a material adverse effect on Corsair's business, operating results or financial condition. The manufacture of certain of these components and subassemblies is specialized and requires long lead times, and there can be no assurance that delays or shortages caused by vendors will not reoccur. Any inability to obtain adequate deliveries, or any other circumstance that would require Corsair to seek alternative sources of supply or to manufacture such components internally could delay the shipment of products, increase cost of goods sold and have a material adverse effect on Corsair's business, operating results and financial condition. In addition, from time to time, Corsair must also rely upon third parties to develop and introduce components and products to enable Corsair, in turn, to develop new products and product enhancements on a timely and cost-effective basis. There can be no assurance that Corsair will be able to obtain access in a timely manner to third-party products and development services necessary to enable Corsair to develop and introduce new and enhanced products, that Corsair will obtain third-party products and development services on commercially reasonable terms or that Corsair will be able to replace third-party products in the event such products become unavailable, obsolete or incompatible with future versions of Corsair's products. The absence of, or any significant delay in, the replacement of third-party products could have a material adverse effect on Corsair's business, operating results and financial condition.

      Dependence on Personnel. The success of Corsair is dependent, in part, on its ability to attract and retain highly qualified personnel. Corsair's future business and operating results depend upon the continued contributions of its senior management and other employees, many of whom would be difficult to replace and certain of whom perform important functions beyond those functions suggested by their respective job titles or descriptions. Competition for such personnel is intense and the inability to attract and retain additional senior management and other employees or the loss of one or more members of Corsair's senior management team or current employees, particularly to competitors, could materially adversely affect Corsair's business, operating results or financial condition. There can be no assurance that Corsair will be successful in hiring or retaining requisite personnel. None of Corsair's employees has entered into employment agreements with Corsair, and Corsair does not have any key-person life insurance covering the lives of any members of its senior management team.

      Management of Growth. Corsair has rapidly and significantly expanded its operations over the past few years. The number of Corsair employees has grown from 193 on December 31, 1995 to 289 on June 30, 1998. Such growth has placed, and, if sustained, will continue to place, significant demands on management, information systems, operations and resources. The strain experienced to date has chiefly been in hiring, integrating and effectively managing sufficient numbers of qualified personnel to support the expansion of Corsair's business. Corsair's ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. There can be no assurance that Corsair will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas could have a material adverse effect on Corsair's business, results of operations and financial condition.

      Government Regulation and Legal Uncertainties. While most of Corsair's operations are not directly regulated, existing and potential customers are subject to a variety of U.S. and foreign governmental regulations. Such regulations may adversely affect the wireless telecommunications industry, limit the number of potential customers for Corsair's products or impede Corsair's ability to offer competitive products and services to the wireless telecommunications industry or otherwise have a material adverse effect on Corsair's business, financial condition and results of operations. Recently enacted legislation, including the Telecommunications Act of 1996, that deregulates the telecommunications industry may cause changes in the wireless telecommunications industry, including the entrance of new competitors and industry consolidation, which could in turn increase pricing pressures on Corsair, decrease demand for Corsair's products, increase Corsair's cost of doing business or otherwise have a material adverse effect on Corsair's business, operating results and financial condition. The Telecommunications Act of 1996 contains several provisions that may bear directly on Corsair's existing and potential customers in the U.S., including provisions that require wireless carriers to interconnect with local exchange carriers and contribute to a universal service fund, that limit the ability of state and local governments to discriminate against or prohibit certain wireless services and that may allow certain companies to bundle local and long distance services with wireless offerings. These provisions may cause an increase in the number of wireless telecommunications carriers which could in turn increase the number of potential customers of Corsair. This could require Corsair to expand its marketing efforts with no assurance that revenues would increase proportionately or at all. Alternatively, these provisions could encourage industry consolidation, which would reduce Corsair's potential customer base. Currently the FCC and state authorities are implementing the provisions of the Telecommunications Act of 1996 and several of the decisions by the FCC and state authorities are already being challenged in court. Therefore, Corsair cannot at this time predict the extent to which the Telecommunications Act of 1996 will affect its current and potential customers or ultimately affect Corsair's business, financial condition or results of operations. If the recent trend toward privatization and deregulation of the wireless telecommunications industry outside of the U.S. were to discontinue, or if currently deregulated international markets were to reinstate comprehensive government regulation of wireless telecommunications services, Corsair's business, operating results and financial condition could be materially and adversely affected.

      Dependence on Growth of Wireless Telecommunications Industry. Corsair's future financial performance will depend in part on the number of carriers seeking third-party solutions. Although the wireless telecommunications industry has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or that, if the industry does grow, there will be continued demand for the cloning fraud prevention or other products. Any decline in demand for wireless telecommunications products and services in general would have a material adverse effect on Corsair's business, operating results and financial condition.

      Risk of System Failure. The continued, uninterrupted operation of the PhonePrint system depends on protecting it from damage from fire, earthquake, power loss, communications failure, unauthorized entry or other events. Any damage to or failure of a component or combination of components that causes a significant reduction in the performance of a PhonePrint system could have a material adverse effect on Corsair's business, operating results and financial condition. Corsair currently does not have liability insurance to protect against these risks and there can be no assurance that such insurance will be available to Corsair on commercially reasonable terms, or at all. In addition, if any carrier using PhonePrint encounters material performance problems, Corsair's reputation and its business, operating results and financial condition could be materially adversely affected.

      Risk of Product Defects. Software products such as CRM, FraudWatchPro and PrePay frequently contain errors or failures, especially when first introduced or when new versions are released. Corsair could, in the future, lose revenues as a result of software errors or defects. Corsair's products are intended for use in sales applications that may be critical to a customer's business. As a result, Corsair expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. There can be no assurance that, despite testing by Corsair and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to Corsair's reputation, or increased service and warranty costs, any of which could have a material adverse effect on Corsair's business, operating results and financial condition.

      Year 2000 Compliance. Corsair's products use and are dependent upon certain internally developed and third party software programs. Corsair has initiated a review and assessment of all hardware and software used in their respective products to confirm that they will function properly in the year
2000. With respect to software developed internally, the results of that evaluation to date have revealed certain source codes that are unable to appropriately interpret the upcoming calendar year 2000, and Corsair is working diligently to upgrade programs to make them capable of processing data incorporating year 2000 dates without material errors or interruptions. With respect to third party software incorporated in products, all vendors whose software is incorporated in PhonePrint have indicated that their software is or will be year 2000 compliant. Evaluation of year 2000 issues is continuing, and there can be no assurance that additional issues, not presently known to Corsair, will not be discovered which could present a material risk to the function of Corsair's products and have a material adverse effect on Corsair's business, operating results and financial condition.

      Dependence on Distributors. PhonePrint is currently marketed primarily through Corsair's direct sales efforts. Corsair has entered into distribution and similar agreements with respect to PhonePrint with Motorola, Inc., Ericsson Radio Systems AB ("Ericsson") and Aurora Wireless Technologies, Ltd. ("Aurora") and sales referral agreements with Lucent Technologies, Inc. ("Lucent") and Sumitomo Corporation of America. Corsair has entered into distribution agreements with a number of distributors with respect to certain of its other products, including Ericsson, Daewoo Information Systems Company, Groupe Bull-Integris and Aurora. In addition, Corsair has relationships with a number of third party integrators and may rely on these integrators to a greater extent in the future. Corsair seeks to pursue distribution agreements and other forms of sales and marketing arrangements with other companies and Corsair believes that its dependence on distributors and these other sales and marketing relationships will increase in the future, both with respect to PhonePrint and to other products. Generally, there are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and Corsair does not expect to have any guarantees of continuing orders. There can be no assurance that any existing or future distributors or other sales and marketing partners will not become competitors of Corsair with respect to current products or any future product. Any failure by Corsair's existing and future distributors or other sales and marketing partners to generate significant revenues could have a material adverse effect on Corsair's business, operating results and financial condition.

      Future Capital Requirements. Corsair's future capital requirements will depend upon many factors, including the commercial success of PhonePrint and Corsair's other products, the timing and success of new product introductions, if any, the progress of Corsair's research and development efforts, its results of operations, the status of competitive products, the degree to which Corsair successfully integrates Subscriber and the time period during which integration efforts occur, Corsair's ability to cause the business conducted by Subscriber to achieve and sustain profitability, and the potential acquisition of businesses, technologies or assets. Corsair believes that combination of existing sources of liquidity and internally generated cash will be sufficient to meet Corsair's projected cash needs for at least the next 12 months. There can be no assurance, however, that Corsair will not require additional financing prior to such date to fund its operations. In addition, Corsair may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to Corsair on acceptable terms, or at all, when required. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, Corsair may be required to delay, scale back or eliminate one or more of its development or manufacturing programs or obtain funds through arrangements with third parties that may require Corsair to relinquish rights to certain of its technologies or potential products or other assets that Corsair would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on Corsair's business, operating results and financial condition.

      Volatility of Stock Price. The market price of Corsair's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including, but not limited to, revenues attributable to PhonePrint and Corsair's other products, new products or new contracts by Corsair or its competitors, actual or anticipated variations in operating results, the level of operating expenses, changes in financial estimates by securities analysts, potential acquisitions, regulatory announcements, developments with respect to patents or proprietary rights, conditions and trends in the wireless telecommunications and other industries, adoption of new accounting standards affecting the industry, economic or political conditions in foreign countries and general market conditions. As a result, Corsair expects that from time to time future operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of Corsair Common Stock. The realization of any of the risks described in these "Risks and Uncertainties" could have a dramatic and adverse impact on the market price of Corsair Common Stock.

      Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the telecommunications industry and that often have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations may adversely affect the market price of Corsair Common Stock. In the past, following periods of volatility in the market price of the securities of companies in the telecommunications industry, securities class action litigation has often been instituted against those companies. Such litigation, if instituted against Corsair, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on Corsair's business, operating results and financial conditions.

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

PART II - OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

      From the effective date of Corsair's initial registration statement on Form S-1 on July 29, 1997 (Registration No. 333-28519) to June 30, 1998, the approximate use of the net offering proceeds were $10.5 million for the repayment of indebtedness, $4.6 million for capital expenditures, and $250,000 for acquisition costs paid through June 30, 1998. The remaining balance from the net proceeds of $39.1 million have been invested in short-term investments, pending future use. All payments were direct or indirect payments to third-parties.


Item 4. Submission of Matters to a Vote of Security Holders
I.  1998 Annual Meeting of Stockholders held on June 4, 1998

a. The 1998 Annual Meeting of Stockholders of Corsair, Inc. (the "Annual Meeting") was held on June 4, 1998. The holders of 8,749,911 of the 13,715,538 shares of the Company's Common Stock outstanding on April 6, 1998, the record date for the Annual Meeting (approximately 63%), were present at the Annual Meeting in person or by proxy.

b. At the Annual Meeting, the seven individuals listed below were duly nominated and properly elected as Directors of the Company. Stephen M. Dow and Roland L. Robertson were elected to serve until the 1999 annual meeting of stockholders or until their successors are elected and have qualified. Peter L.S. Currie David H. Ring were elected to serve until the 2000 annual meeting of stockholders or until their successors are elected and have qualified. Kevin R. Compton and Mary Ann Byrnes were elected to serve until the 2001 annual meeting of stockholders or until their successors are elected and have qualified. The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:

                                 For         Against/Withheld Broker Non-Votes

                            ---------------  --------------  -----------------

Mary Ann Byrnes               8,740,793          9,118              0
Kevin R. Compton              8,740,793          9,118              0
Peter L.S. Currie             8,740,793          9,118              0
Stephen M. Dow                8,748,495          1,416              0
David H. Ring                 8,740,693          9,218              0
Roland L. Robertson           8,748,395          1,516              0

At the Annual Meeting, a proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal 1998 was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

         For              Against          Abstentions           Broker
                                                                Non-Votes

   ------------------- ---------------  -------------------  ---------------

      8,745,756            3,190               965                 0


II.  Special Meeting of Stockholders held on June 22, 1998
a. A Special Meeting of Stockholders of Corsair Communications, Inc. (the "Special Meeting") was held on June 4, 1998. The holders of 10,909,136 of the 13,743,423 shares of the Company's Common Stock outstanding on May 15, 1998, the record date for the Special Meeting (approximately 79%), were present at the Special Meeting in person or by proxy.

b. At the Special Meeting, a proposal to approve and adopt the Agreement and Plan or Reorganization dated April 2, 1998, by and among the Company, Anteater Acquisition Corp. ("Merger Sub"), and Subscriber Computing, Inc. ("Subscriber"), to approve the Company's acquisition of Subscriber through a merger of Merger Sub with and into Subscriber, with Subscriber being the surviving corporation and becoming a wholly-owned subsidiary of the Company and to authorize the issuance of the Company's Common Stock, as consideration for its acquisition of Subscriber was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below

         For              Against          Abstentions        Broker Non-Votes

   ------------------  ---------------  -------------------  -------------------

      10,901,317           3,693              4,126                  0

      At the Special Meeting, a proposal to approve and adopt an amendment to the Company's 1997 Stock Incentive Plan to increase the authorized number of shares of the Company's Common Stock available for issuance under such plan from 1,337,633 to 2,587,633 was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

         For              Against          Abstentions        Broker Non-Votes

   ------------------  ---------------  -------------------  -------------------

      9,442,393          1,460,047            6,696                  0

      At the Special Meeting, a proposal to approve and adopt an amendment to the Company's 1997 Employee Stock Purchase Plan to increase the authorized number of shares of the Company's Common Stock available for issuance under such plan from 167,667 to 266,667 was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

         For              Against          Abstentions        Broker Non-Votes

   ------------------  ---------------  -------------------  -------------------

      10,888,690           13,850             6,596                  0

Item 5. Other Information.

      On August 4, 1998, Roland L. Robertson resigned as a member of the registrant's board of directors. Mr. Robertson's resignation was not a result of any dispute or disagreement with the registrant.

Item 6. Exhibits and Reports on Form 8-K.


a.    Exhibits

      3.1 Amended and Restated Certificate of Incorporation of the Company previously filed as Exhibit 3.2 on Form S-1, File No. 333-28519, and incorporated herein by reference.
      3.2 Restated Bylaws of the Company previously filed as Exhibit 3.4 on Form S-1, File No. 333-28519, and incorporated herein by reference.
      4.1 Form of Certificate for Common Stock previously filed asExhibit 4.1on Form S-1, File No. 333-28519, and incorporated herein by reference.
      27.1  Financial Data Schedule

b.   Reports on Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Corsair Communications, Inc.



Date:   August 14 , 1998   By:      /s/ Martin J. Silver
      ------------------            --------------------


                                Martin J. Silver
                                    Chief Financial Officer and Secretary
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)