Form 10-Q
period 1998-09-30
CORSAIR COMMUNICATIONS INC
filed 1998-11-13
CIK 1028285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -------------


                                    FORM 10-Q

(Mark One)
  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 1998.


  [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22859


                          CORSAIR COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



              DELAWARE                                 77-0390406
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                Identification Number)


 3408 Hillview Avenue Palo Alto, CA                       94304
(Address of principal executive offices)               (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (650) 842-3300



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              (1) [ X ] Yes [ ] No;         (2)  [ X ] Yes     [   ] No;

      The number of shares of the Registrant's Common Stock outstanding as of October 31, 1998 was 17,887,461.

                                      INDEX



                                                                        Page No.
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of September
         30, 1998 and December 31, 1997......................................3

         Unaudited Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 1998 and 1997 ............4

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1998 and 1997 ......................5

         Notes to Condensed Consolidated Financial Statements ...............6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................9

Part II. Other Information

Item 2.  Change in Securities and Use of Proceeds...........................21

Item 5.  Other Information..................................................21

Item 6.  Exhibits and Reports on Form 8-K ..................................21

Signatures .................................................................22

PART I - FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

                           CORSAIR COMUNICATIONS, INC.
               Unaudited Condensed Consolidated Balance Sheets

                                 (In thousands)


                                            September 30,      December 31,
                                                 1998              1997
                                           ----------------- -----------------
Assets
Cash and cash equivalents                      $  21,907          $ 16,915
Short-term investments                            26,667            46,038
Trade accounts receivable, net                    12,446             6,780
Inventories, net                                   5,455             3,618
Evaluation inventory                               1,405             4,590
Prepaids and other                                 2,610             1,415
                                           ----------------- -----------------
  Total current assets                            70,490            79,356
Property and equipment, net                        7,286             7,110
Other assets                                       1,967             2,393
                                           ================= =================
  Total assets                             $      79,743     $      88,859
                                           ================= =================
Liabilities and Stockholders' Equity
Accounts payable                           $       2,962     $       1,419
Accrued benefits                                   3,235             3,009
Accrued expenses                                   6,034             5,085
Accrued merger related expenses                    2,436                --
Current portion of notes payable                     595             2,245
Current portion of capita lease
   obligations                                       668               723
Deferred revenue                                   9,563            13,522
                                           ----------------- -----------------
  Total current liabilities                       25,493            26,003
Notes payable, net of current portion              1,597             4,694
Capital lease obligations, net of current
   portion                                           310               850
                                           ----------------- -----------------
  Total liabilities                               27,400            31,547
                                           ----------------- -----------------
Common stock                                          18                18
Notes receivable from stockholders                 (368)             (511)
Additional paid-in capital                       104,933           103,923
Deferred compensation                              (368)             (648)
Accumulated deficit                             (51,872)          (45,470)
                                           ----------------- -----------------
    Total stockholders' equity                    52,343            57,312
                                           ----------------- -----------------
    Total  liabilities and stockholders'
    equity                                 $      79,743     $      88,859
                                           ================= =================


    See accompanying notes to Condensed Consolidated Financial Statements

                           CORSAIR COMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Operations
                    (In thousands, except per share data)

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                               ----------------------  ----------------------
                                 1998         1997        1998        1997
                               ----------  ----------  ----------  ----------
Revenues:
   Hardware revenue            $  5,447    $ 10,079    $ 27,494    $ 26,673
   Software revenue               2,228       2,734       9,444       7,477
   Service revenue                4,348       2,826      12,971       7,015
                               ----------  ----------  ----------  ----------
      Total revenues             12,023      15,639      49,909      41,165

Cost of revenues:
   Hardware revenue costs         2,487       6,291      13,779      21,002
   Software revenue costs           271         517         979       1,180
   Service revenue costs          1,697       1,708       6,191       4,941
                               ----------  ----------  ----------  ----------
      Total cost of revenues      4,455       8,516      20,949      27,123
                               ----------  ----------  ----------  ----------
              Gross profit        7,568       7,123      28,960      14,042
                               ----------  ----------  ----------  ----------
Operating costs and expenses:
   Research and development       4,663       3,862      13,628       9,233
   Sales and marketing            4,544       3,017      12,135       7,901
   General and administrative     2,073       2,550       6,497       6,799
   Merger related expenses            -           -       4,481           -
                               ----------  ----------  ----------  ----------
Total operating costs and
expenses                         11,280       9,429      36,741      23,933
                               ----------  ----------  ----------  ----------
   Operating loss                (3,712)     (2,306)     (7,781)     (9,891)
Interest income, net                623         553       1,969         456
                               ----------  ----------  ----------  ----------
   Loss before income taxes      (3,089)     (1,753)     (5,812)     (9,435)
Income taxes                          -           5         364           8
                               ----------  ----------  ----------  ----------
Loss before extraordinary item  (3,089)     (1,758)      (6,176)     (9,443)
Extraordinary loss on debt
   extinguishment                     -       (428)        (226)       (428)
                               ----------  ----------  ----------  ----------
Net loss                       $ (3,089)   $(2,186)    $ (6,402)   $ (9,871)
                               ==========  ==========  ==========  ==========


Basic and diluted net loss per share data:

   Basic and diluted netloss
     before extraordinary item $  (0.17)    $ (0.14)   $  (0.35)   $  (0.70)
   Extraordinary loss on debt
     extinguishment                   -       (0.04)      (0.01)      (0.03)
                               ==========  ==========  ==========  ==========
   Basic and diluted net loss
     per share                 $  (0.17)    $ (0.18)   $  (0.36)   $  (0.73)
                               ==========  ==========  ==========  ==========
Shares used in per share
   calculations                   17,802      12,447      17,705      13,570
                               ==========  ==========  ==========  ==========





    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Cash Flows
                               (In thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                      -----------------------
                                                         1998         1997
                                                      ----------   ----------
   Cash flows from operating activities:
     Net loss                                         $  (6,402)   $  (9,871)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                      2,740        1,398
       Amortization of deferred compensation and
       compensation expense                                 380          395
       Loss on disposition of fixed assets                    -          100
       Extraordinary loss on debt extinguishment            226          428
       Merger-related costs                               4,481            -
       Changes in operating assets and liabilities:
         Trade accounts receivable                      (5,666)      (2,139)
         Inventories                                      1,348      (2,492)
         Prepaid expenses and other assets              (1,794)      (2,035)
         Accounts payable and accrued expenses              673          882
         Deferred revenue                               (3,959)        7,983
                                                      ----------   ----------
           Net cash used in operating activities        (7,973)      (5,351)
                                                      ----------   ----------
Cash flows from investing activities:
   Purchase of short-term investments                  (13,460)     (53,599)
   Proceeds from sales and maturities of short-term      32,831        9,877
   investments
   Purchases of property and equipment                  (2,117)      (3,738)
                                                      ----------   ----------
          Net cash provided by (used in) investing       17,254     (47,460)
          activities
                                                      ----------   ---------
Cash flows from financing activities:
   Proceeds from sale of preferred stock, net of
   offering costs                                             -       17,090
   Proceeds from issuance of common stock, net of
   offering costs                                             -       39,055
   Proceeds from stock options and purchase plans         1,010          186
   Proceeds from debt                                     4,128          660
   Principal and prepayment penalty payments on
   debt obligations                                     (8,875)      (7,244)
   Proceeds from note receivable from stockholder           43            -
   Principal payment on capital lease                     (595)      (1,344)
                                                      ----------   ----------
         Net cash provided by (used in) financing
         activities                                     (4,289)       48,403
                                                      ----------   ----------
   Net increase (decrease) in cash and cash
   equivalents                                            4,992      (4,408)
   Cash and cash equivalents, beginning of period        16,915       19,629
                                                      ==========   ==========
   Cash and cash equivalents, end of period           $  21,907    $  15,221
                                                      ==========   ==========
Cash Paid:
   Interest                                           $     983   $      523
                                                      ==========   ==========
   Income taxes                                       $     332    $       8
                                                      ==========   ==========
Noncash financing and investing activities:
   Assets acquired through capital lease                      -    $     790
                                                      ==========   ==========
   Common stock issued in exchange for stockholder
   note                                                       -    $     384
                                                      ==========   ==========
   Deferred compensation relating to stock option
   grants                                                     -    $   1,129
                                                      ==========   ==========


    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation
         The accompanying unaudited consolidated financial information has been prepared by Corsair Communications, Inc. ("Corsair" or the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. On June 23, 1998, Corsair acquired Subscriber Computing, Inc. ("SCI") in a combination accounted for under the pooling-of-interests method of accounting. Corsair's condensed consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. Due to the fiscal year end conversion of SCI to that of Corsair, SCI's net revenues of $2.9 million and net loss of $5.0 million for the three months ended December 31, 1997 are not included in the unaudited condensed consolidated statements of operations. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with Corsair's Annual Report on Form 10-K for the year ended December 31, 1997 and Registration Statement on Form S-4, dated May 27, 1998.

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

         The following tables set forth the computations of shares and net loss used in the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 1998, and 1997 (in thousands, except per share data):

                                        Three Months            Nine Months
                                           Ended                   Ended
                                       September 30,           September 30,
                                    -------------------------------------------
                                      1998        1997       1998       1997
                                    ----------  ---------  ---------  ---------

    Basic and diluted net loss per share data:
       Net loss                      $ (3,089)   $(2,186)   $(6,402)   $(9,871)
                                    ==========  =========  =========  =========
       Actual weighted average
       common shares outstanding for
       the period                       17,802     12,447     17,705     13,570
                                     =========  ========= ==========  =========
    Basic and diluted net loss per
    share                           $  (0.17)   $ (0.18)    $(0.36)   $ (0.73)
                                    ==========  =========  =========  =========


   The Company has excluded the impact of approximately 1,695,315, and 1,080,657 outstanding options to purchase common stock as of September 30, 1998 and 1997 and outstanding warrants to purchase 194,249 and 271,545 shares of common stock as of September 30, 1998 and 1997, since their inclusion in diluted per share results would have been antidilutive.

4. Inventories
       Inventories are stated at the lower of cost or market and are summarized as follows (in thousands):

                                                      September     December
                                                       30, 1998     31, 1997
                                                     -----------   ----------
    Raw materials                                      $ 1,813      $  1,479
    Work in progress                                       570           189
    Finished goods                                       3,072         1,950
                                                     ===========   ==========
                                                     $   5,455      $  3,618
                                                     ===========   ==========


5. Merger with Subscriber Computing, Inc.
   On June 23, 1998, Corsair issued approximately 3.9 million shares of its Common Stock in exchange for all of the outstanding shares of Common Stock of Subscriber Computing, Inc, ("SCI"), a provider of software systems to the paging, cellular and PCS industries. As a result of the merger, each outstanding share of SCI Preferred Stock was converted into shares of SCI Common Stock based on their respective liquidation preference. Concurrently, each share of SCI Common Stock was converted into 0.238 shares of Corsair's Common Stock, and SCI became a wholly owned subsidiary of Corsair. In addition, Corsair has reserved approximately 464,500 shares of its Common Stock for issuance upon the exercise of assumed SCI stock options and warrants. The merger was accounted for as a pooling of interests, and accordingly, the Company's condensed consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented.

   The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                      Corsair           SCI         Combined
                                    -------------   ------------   ------------
       Six  Months Ended  June 30, 1998
         Total revenue                $  29,682      $    7,879      $  37,561
         Extraordinary loss                 226               -            226
         Net income (loss)                3,861         (7,174)         (3,313)

       Six  Months Ended June 30, 1997
         Total revenue               $   20,319     $    5,027         25,526
         Net loss                        (4,437)        (3,248)        (7,685)


      In the second quarter, Corsair incurred merger-related and other charges of $4.5 million. The following table presents the components of the total from the second quarter along with the charges against the reserves through September 30, 1998 (in thousands):

                                                        Non-cash    September
                                       Total  Amounts   Writedown   30, 1998
                                       Charge   Paid    of Assets    Reserve
                                                                     Balance
       Transaction costs                2,766      435        --       2,331
       Termination benefits (20
       employees)                       1,511    1,476        --          35
       Redundant facility and other
       equipment costs                    204       --       134          70
                                       ========================================
            Total                      $4,481  $ 1,911    $  134    $  2,436
                                       ========================================

      Corsair expects that all significant amounts included in the September 30, 1998 reserve will be paid within the next six months.

6.    Extraordinary Item
            In the second quarter of fiscal 1998, Corsair incurred a loss on debt extinguishment of $226,000 associated with paying the principal and interest of $4.8 million of short-term and long-term notes payable. The loss was comprised of the amortization of the remaining loan fees associated with the debt issuance.

            In the third quarter of 1997, Corsair incurred a loss on debt extinguishment of $428,000 comprised of pre-payment penalties and amortization of the remaining discount on debt associated with warrants issued for selected Notes Payable. The total principal and interest paid by early extinguishment was $5.1 million.

7.    Recent Pronouncements
            In June 1997, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131), was issued and established standards for the manner in which public companies report information about operating segments in annual and interim financial statements issued to shareholders. Corsair has not yet determined the manner in which it will present the information required by SFAS No.
      131.

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

            In June 1998, the Financial  Accounting  Standards Board issued SFAS
      No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Currently, Corsair does not use either of these financial tools and therefore has not been impacted by the issuance of this standard.

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

      On June 23, 1998, Corsair acquired Subscriber Computing, Inc. ("SCI" or "Subscriber"), a Delaware corporation, which provides software systems to the paging, cellular, and PCS industries. The merger was accomplished pursuant to an Agreement and Plan of Reorganization, dated April 2, 1998. As a result of the merger, each outstanding share of SCI Preferred Stock was converted into shares of SCI Common Stock based on a ratio determined using the respective liquidation preferences of the various series of preferred stock. Concurrently, each outstanding share of SCI Common Stock was converted into 0.238 shares of Corsair's Common Stock, and SCI became a wholly owned subsidiary of Corsair. The acquisition of SCI was treated as a pooling of interests for accounting purposes.

      A total of approximately 3.9 million shares of Corsair's Common Stock were issued in connection with the merger. In addition, all outstanding options and warrants to purchase SCI common stock were assumed by Corsair and converted into the respective rights to purchase shares of Corsair's Common Stock. Corsair has reserved approximately 464,500 shares of its Common Stock for issuance upon the exercise of the assumed SCI stock options and warrants.

      With the  acquisition  of SCI,  Corsair  acquired  two  billing  products:
Customer Resource Manager(TM) ("CRM") and PrePay(TM). CRM is a full featured, integrated customer service and real-time billing system for wireless and paging carriers, available on a scalable desktop platform. CRM is currently one of the most widely used billing and customer care systems in the worldwide paging industry. PrePay is a system for prepaid billing, based on wireless intelligent network technology, that allows carriers to provide cellular and PCS services to new consumer and business market segments. Corsair also acquired SCI's FraudWatch(R) Pro, a profiling system designed to detect fraud on all types of wireless telephone networks.

Results of Operations

      Revenues: For the three months ended September 30, 1998, total revenues were $12.0 million, compared with $15.6 million for the same period in 1997. The decrease in revenues for the three months ended September 30, 1998 was primarily due to lengthened sales cycles in foreign markets, believed to be caused by the troubled overseas economies. For the nine months ended September 30, 1998, total revenues were $49.9 million, up $8.7 million from $41.2 million for the comparable 1997 period. The improvement in revenues for the nine months ended September 30, 1998, having increased 21% from the previous period in 1997, was primarily due to higher software and service revenues resulting from a larger installed customer base and recognition of the corresponding consulting and maintenance contracts. In addition, hardware revenues for the nine month period increased due to continuing growth in the number of PhonePrint systems sold.

      For the nine months ended September 30, 1998, international revenues comprised 37% of total revenues, compared with 18% of total revenues for the nine months ended September 30, 1997.

      Gross Profit: Gross profit increased to 63% of total revenues in the three months ended September 30, 1998 from 46% of revenues in the comparable three month period of 1997. For the nine months ended September 30, 1998, gross profit was 58%, up from 34% in the same period of 1997. The increasing margins were due primarily to the improved manufacturing yields and lower material costs for hardware sales, which contributed $3.0 million and $13.7 million to gross margins for the three and nine month periods ended September 30, 1998, respectively. Software margins contributed $2.0 million and $8.5 million from improved product mix while Service margins of $2.7 million and $6.8 million were the result of improved pricing on consulting projects undertaken to support the new license sales.

      Research and Development: For the three months ended September 30, 1998, research and development expenses were $4.7 million compared with $3.9 million for the same period of 1997, an increase of $801,000 or 21%. For the first nine months of 1998, research and development expenses were $13.6 million compared with $9.2 million for the same period of 1997, an increase of $4.4 million or 48%. Research and development expenses were 27% and 22% of revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in research and development expenses for the three and nine month periods from 1997 to 1998 was primarily due to the increase in headcount hired to assist in the development of new and continuing products.

      Sales and Marketing: For the three months ended September 30, 1998, sales and marketing expenses were $4.5 million compared with $3.0 million for the same period of 1997, an increase of $1.5 million or 51%. For the first nine months of 1998, sales and marketing expenses were $12.1 million compared with $7.9 million for the same period of 1997, an increase of $4.2 million or 54%. Sales and marketing expenses were 24% and 19% of revenues for the nine months ended September 30, 1998 and 1997, respectively. Additional sales personnel and the incremental costs relating to additional travel and commissions costs associated with the increased headcount caused the increase in sales and marketing expenses from 1997 to 1998. The Company expects its sales and marketing expenses to increase in absolute dollars in the foreseeable future as it continues to expand the scope of its sales and marketing efforts.

      General and Administrative: For the three months ended September 30, 1998, general and administrative expenses were $2.1 million compared with $2.6 million for the same period of 1997, a decrease of $477,000 or 19%. For the first nine months of 1998, general and administrative expenses were $6.5 million compared with $6.8 million for the comparable period of 1997, a decrease of $302,000 or 4%. General and administrative expenses were 13% and 17% of revenues for the nine months ended September 30, 1998 and 1997, respectively. The decrease for the three and nine month periods are due to the consolidation of operations following the merger in the second quarter of 1998.

      Merger Related Costs: As discussed in Note 5 of Notes to Condensed Consolidated Financial Information, Corsair incurred $4.5 million in merger related costs resulting from the acquisition of SCI. The one-time charges included transaction costs, termination benefits for approximately 20 employees, and redundant facility and other equipment costs associated with the merger.

      Interest Income, Net: Net interest income and expense consists of interest income from the Company's cash and short-term investments, net of interest expense on the Company's equipment loans, equipment lease lines and other loans. The increase in net interest income for the three and nine months ended September 30, 1998 was a result of larger average cash investment balances attributable to the proceeds received from Corsair's initial public offering of Common Stock completed in July 1997.

      Income Taxes: The income tax expense for the nine months ended September 30, 1998 represents a provision for estimated income taxes, while the comparable periods in 1997 represent minimum state tax liabilities.

      Extraordinary Item: The Company incurred losses on debt extinguishment of $226,000 and $428,000 associated with paying the principal and interest of $4.8 million and $5.1 million of short-term and long-term notes payable in 1998 and 1997, respectively.

Liquidity and Capital Resources


      Corsair has funded its operations through a series of Preferred Stock private placements, debt financing, and an initial public offering in July 1997. As of September 30, 1998, Corsair's cash and short-term investments were $48.6 million compared with $63.0 million at December 31, 1997.

      Net cash of $8.0 million was used by operations for the first nine months of 1998. This was primarily due to increased levels of accounts receivables from higher sales volume and lower deferred revenue balances given the timing of revenue recognition, offset by a decrease in inventory following improved customer acceptance of hardware products. Net cash of $17.3 million was provided by investing activities, including the net sale of short-term investments, and the purchase of property and equipment. Corsair continues to invest in capital equipment to support its employee and facility growth, its implementation of new management and accounting systems, and its research and development activities.

      Net cash of $4.3 million was used by financing activities primarily for the repayment of various debt instruments. Corsair maintained a $3.0 million equipment term loan facility at prime plus 0.75% (9.25% at September 30, 1998). The loan facility was available through July 1998 and was secured by any underlying equipment purchased. Corsair did not renew the line following its expiration in July 1998.

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

Year 2000 Issue

      The year 2000 issue refers to the inability of certain date-sensitive computer chips, software and systems to recognize a two-digit date field as belonging to the 21st Century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations, causing disruptions to Corsair's products or operations (including manufacturing, a temporary inability to process transactions or send invoices, or engage in other normal business activities). The year 2000 issue may create unforeseen risks to Corsair from product or internal computer system failures, as well as from the failure of third party computer systems with which it deals. Failures of Corsair's products or computer systems and or third party computer systems could have a material adverse impact on Corsair's ability to conduct its business.

       Management has initiated an enterprise-wide program to prepare Corsair's computer systems and applications for the year 2000 with respect to: (1) the portion of products developed internally by Corsair, (2) systems and applications developed by third parties and incorporated in Corsair's products, and (3) systems relied upon to conduct operations (including payroll, accounting and cash management). Corsair expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Corsair expects that the portion of its year 2000 date conversion project that is required to be conducted internally will be completed on a timely basis without any significant disruptions to its business operations. However, there can be no assurance that the systems of other companies on which Corsair's products and internal systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on Corsair's products and internal systems. Testing and conversion of internally developed hardware and software is expected to cost approximately $600,000 over the next year. A significant portion of these costs is not likely to be incremental costs to Corsair, but rather will represent the redeployment of existing information technology resources. Corsair does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or results of operations.

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

      Corsair Limited Operating History and Lack of Sustained Profitability. Corsair has only a limited history of significant operations upon which to base an evaluation of its business and prospects commencing with the first shipment of its PhonePrint systems in March 1995. Since its incorporation Corsair has incurred net losses $51.9 million as of September 30, 1998, approximately $43.0 million of which was recorded since January 1995. There can be no assurance that Corsair's existing revenue levels can be sustained, and past and existing revenue levels should not be considered indicative of future results or growth. Moreover, there can be no assurance that Corsair will be profitable on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere herein. Corsair's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets such as the markets in which Corsair now competes and may in the future compete. Corsair's future operating results will depend upon, among other factors: the demand for PhonePrint; Corsair's ability to introduce successful new products and product enhancements, including products that are sold to both analog network carriers and digital network carriers such as PCS and Enhanced Specialized Mobile Radio ("ESMR") carriers; the level of product and price competition; the ability of Corsair to expand its international sales; Corsair's success in expanding distribution channels; the degree to which Corsair successfully integrates Subscriber Computing, Inc. and the time period during which integration efforts occur; Corsair's ability to cause the business conducted by Subscriber Computing, Inc. ("Subscriber") to achieve and sustain profitability; Corsair's success in attracting and retaining motivated and qualified personnel; and the ability of Corsair to avoid patent and intellectual property litigation. If Corsair is not successful in addressing such risks, as well as the others set forth herein, Corsair's business, operating results and financial condition will be materially adversely affected.

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

      Corsair's  international  sales  may be  denominated  in  foreign  or U.S.
currencies. Corsair does not currently engage in foreign currency hedging transactions. As a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. With respect to Corsair's international sales that are U.S. dollar-denominated, such a decrease could make Corsair's products less price-competitive. Also, there can be no assurance that the current state of the Asian and South American economies will not cause Corsair's sales revenue to decline. Additional risks inherent in Corsair's international business activities include changes in regulatory requirements, the costs and risks of localizing and supporting systems and software in foreign countries, tariffs and other trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and managing foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Product service and support is generally more complicated and expensive with respect to products sold in international markets. Corsair may need to adapt its products to conform to different technical standards that may exist in foreign countries. Future customer purchase agreements may be governed by foreign laws, which may differ significantly from U.S. laws. Therefore, Corsair may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on Corsair's business, operating results and financial condition.

      Integration of Recent Acquisition. Corsair recently acquired Subscriber by merging a subsidiary with Subscriber. As a result, Corsair will now be significantly more complex and diverse than it was prior to the acquisition. Following this acquisition, to achieve optimal synergies, Corsair will need to successfully integrate and streamline overlapping functions and control expenditures resulting from its respective business operations located in Palo Alto and Irvine, California. In addition, Corsair must now integrate different systems and procedures in certain areas of operations. The effort to reconcile systems and procedures required and the impact of success or failure may be material. There can be no assurance that the process of integrating the two companies can be effectively managed to achieve desired results. Any delay or failure in integrating the two companies could have a material adverse effect on Corsair's business, operating results and financial condition.

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

      Customer Concentration. To date, a very significant portion of Corsair's revenues in any particular period has been attributable to a limited number of customers. GTE Wireless, Inc., BellSouth Cellular Corporation, and Groupo Iusacell, S.A. De C.V., each accounted for greater than 10% of Corsair's total revenues for the nine months ended September 30, 1998, and collectively accounted for over 48% of Corsair's total revenues for the same period. Any failure to capture a significant share of those customers could have a material adverse effect on Corsair's business, operating results and financial condition. Corsair expects a relatively small number of customers will continue to represent a significant percentage of its total revenues for each quarter for the foreseeable future, although the companies that comprise the largest customers in any given quarter may change from quarter to quarter. The terms of Corsair's agreements with its PhonePrint customers are generally for periods of between two and five years. Although these agreements typically contain annual software license fees and various service and support fees, there are no minimum payment obligations or obligations to make future purchases of hardware or to license additional software. The terms of Corsair's agreements for its other products do not contain obligations for the customer to purchase additional products. Therefore, there can be no assurance that any of Corsair's current customers will generate significant revenues in future periods.

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

      Management of Growth. Corsair has rapidly and significantly expanded its operations over the past few years. The number of Corsair employees has grown from 193 on December 31, 1995 to 268 on September 30, 1998. Such growth has placed, and, if sustained, will continue to place, significant demands on management, information systems, operations and resources. The strain experienced to date has chiefly been in hiring, integrating and effectively managing sufficient numbers of qualified personnel to support the expansion of Corsair's business. Corsair's ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. There can be no assurance that Corsair will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas could have a material adverse effect on Corsair's business, results of operations and financial condition.

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

      Year 2000 Compliance. Corsair's products use and are dependent upon certain internally developed and third party software programs. Corsair has initiated a review and assessment of all hardware and software used in its respective products to confirm that they will function properly in the year
2000. With respect to software developed internally, the results of that evaluation to date have revealed certain source codes that are unable to appropriately interpret the upcoming calendar year 2000, and Corsair is working diligently to upgrade programs to make them capable of processing data incorporating year 2000 dates without material errors or interruptions. With respect to third party software incorporated in products, all vendors whose software is incorporated in PhonePrint have indicated that their software is or will be year 2000 compliant. Evaluation of year 2000 issues is continuing, and there can be no assurance that additional issues, not presently known to Corsair, will not be discovered which could present a material risk to the function of Corsair's products and have a material adverse effect on Corsair's business, operating results and financial condition.

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

      Future Capital Requirements. Corsair's future capital requirements will depend upon many factors, including the commercial success of PhonePrint and Corsair's other products, the timing and success of new product introductions, if any, the progress of Corsair's research and development efforts, its results of operations, the status of competitive products, the degree to which Corsair successfully integrates Subscriber and the time period during which integration efforts occur, Corsair's ability to cause the business conducted by Subscriber to achieve and sustain profitability, and the potential acquisition of businesses, technologies or assets. Corsair believes the combination of existing sources of liquidity and internally generated cash will be sufficient to meet Corsair's projected cash needs for at least the next 12 months. There can be no assurance, however, that Corsair will not require additional financing prior to such date to fund its operations. In addition, Corsair may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to Corsair on acceptable terms, or at all, when required. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, Corsair may be required to delay, scale back or eliminate one or more of its development or manufacturing programs or obtain funds through arrangements with third parties that may require Corsair to relinquish rights to certain of its technologies or potential products or other assets that Corsair would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on Corsair's business, operating results and financial condition.

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

      Antitakeover Effects of Charter, Bylaws and Delaware Law. Corsair's Restated Certificate of Incorporation authorizes the Corsair Board to issue shares of undesignated Preferred Stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Corsair Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such Preferred Stock that may be issued in the future. Moreover, the issuance of such Preferred Stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock of Corsair. Corsair's Restated Bylaws provide for Corsair's Board to be classified into three classes of directors. With the classified Board, one class of directors is elected each year with each class serving a three-year term. These and other provisions of the Restated Certificate of Incorporation and the Restated Bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving Corsair, even if such events could be beneficial to the interest of the stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for Corsair Common Stock.


PART II - OTHER INFORMATION


Item 2. Change in Securities and Use of Proceeds

      From the effective date of Corsair's initial registration statement on Form S-1 on July 29, 1997 (Registration No. 333-28519) to September 30, 1998, the approximate use of the net offering proceeds were $12.9 million for the repayment of indebtedness, $6.7 million for capital expenditures, and $1.9 million for acquisition costs paid through June 30, 1998. The remaining balance from the net proceeds of $39.1 million have been invested in short-term investments, pending future use. All payments were direct or indirect payments to third-parties. Item 5. Other Information.

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


                                    Corsair Communications, Inc.



Date:   November 13, 1998       By:   /s/ Martin J. Silver


                                Martin J. Silver
                                    Chief Financial Officer and Secretary
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)