Form 10-K
period 1998-12-31
CORSAIR COMMUNICATIONS INC
filed 1999-04-09
CIK 1028285

Local Office   Doc No.SDILIB1\MSK\262461.02(5M$L02!.DOC)Doc PathOrig Doc
Path   Doc Name   Addressee(s)   Signer(s)   Cause No.   Parties   Client
No.023321Matter No.0001Client NameCORSAIR COMMUNICATIONSMatter
        NameGENERALCaption Bank Document Date FooterStore DocumentType

                                      i
==============================================================================

==============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

==============================================================================
   |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

==============================================================================
                   For fiscal year ended December 31, 1998
==============================================================================
                                      OR
   |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
==============================================================================

                       Commission File Number 000-22859

                         CORSAIR COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)
==============================================================================

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|



   The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on The
Nasdaq Stock Market (National Market System) on February 28, 1999 was approximately $39,847,146. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.



   As of February 28, 1999 there were 18,037,141 shares of the registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on June 16, 1999 (the "Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                      51
                                    PART I
------------------------------------------------------------------------------


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

GENERAL

      Corsair Communications, Inc. is a leading provider of software and system solutions for the wireless industry. Corsair's PhonePrint(R) system has proven highly effective in reducing cloning fraud. The PhonePrint system has prevented hundreds of millions of fraudulent call attempts; some of Corsair's customers have reported up to a 95% reduction in cloning fraud losses after deploying PhonePrint. The Company's PrePay(TM) billing system provides wireless telecommunications carriers with a prepaid system designed to fully integrate with the upcoming wireless intelligent network standards ("WIN"). The Company believes that its products can provide a number of benefits to wireless telecommunications carriers, including reduced costs, improved cash flow, increased market penetration and improved customer service.

      The Company sells and markets its products to wireless telecommunications carriers domestically and internationally. The Company's customers include Alltel Communications, Inc., AT&T Wireless Services, Aurora Wireless Technology, Baja Cellular Mexicana, S.A. de C.V., Bell Atlantic Mobile, BellSouth Cellular Corp., Celular de Telefonia, S.A. de C.V., CCPR Services, Inc., Centennial Cellular Corp., Comcast Cellular Communications, Communicacion Cellular, S.A., Compania Dominicana de Telefonos c. por a. (Codetel), Dobson Cellular Systems, Inc., GTE Wireless, Grupo Iusacell, S.A. de C.V., Los Angeles Cellular Telephone Company, Motorola, Inc., Pilipino Telephone Corporation (Piltel), PriCellular Wireless Corp., Puerto Rico Telephone Company, RadioMovil DIPSA, S.A. de C.V. (Telcel), Radiofone, Inc., Southwestern Bell Mobile Systems Inc., Southwestern Bell Wireless, Telcel Celular, S.A., United States Cellular Corp. and Vanguard Cellular Financial Corp.

      The worldwide demand for wireless telecommunications services has grown significantly in recent years as those services have become widely available and increasingly affordable. The growth in the worldwide subscriber base, together with changes in telecommunications regulations and allocations of additional radio spectrum frequencies, has resulted in the build-out of a significant number of new networks and plans for additional networks. The Yankee Group estimates that the number of wireless telecommunications subscribers worldwide increased from approximately 85 million in 1995 to approximately 270 million in 1998, and the number of subscribers is expected to exceed 530 million by the end of 2002.

      There are two types of wireless telecommunications networks: analog and digital. Analog networks broadcast the actual voice waveform; digital networks digitize the voice waveform using various coding techniques before the signal is broadcast. In the 1980s, carriers around the world installed primarily analog networks. In North America, all analog networks use a single transmission standard, called Advanced Mobile Phone Services ("AMPS"), that enables carriers to provide nearly seamless roaming coverage by partnering with other carriers. The Company believes that analog networks will continue to play a significant role in wireless telecommunications for the foreseeable future. However, because digital standards are gaining substantial market share, the Company has plans to develop products to serve markets using digital standards.





      Issues Facing Wireless Telecommunications Carriers

      As the wireless telecommunications industry evolves, it faces severe competitive, pricing and cost pressures and additional regulatory hurdles. In the U.S., existing carriers are seeing increased competition as new Personal Communications Services ("PCS") and Enhanced Specialized Mobile Radio ("ESMR") carriers enter their markets. Also, as the industry shifts from a predominantly high usage business subscriber base to the mass market, carriers are being impacted by a decline in the average revenue per subscriber. As a result, carriers must retain subscribers for a longer period of time to recover their marketing investment per subscriber and the high costs of spectrum acquisition and network build-out. In order to retain or acquire market share, carriers are faced with a growing need to differentiate service offerings from their competitors, using enhanced features, alternative billing plans and options, security, voice quality, coverage, pricing and other factors as differentiators.

      These market forces have hastened the need for carriers to improve their service offerings and to address a number of issues that have been facing the industry for some time. Two of these issues are objects of the Company's products: fraud and prepaid wireless services.

      Fraud

      Fraud is one of the most pervasive problems facing the wireless telecommunications industry in both the U.S. and abroad. The most common types of fraud are cloning fraud, subscription fraud and phone theft. The Company believes that cloning fraud accounts for most fraud losses in analog networks. Cloning occurs when a thief uses a scanning device to steal the mobile identification number ("MIN") and electronic serial number ("ESN") transmitted over the air during a wireless call, and then reprograms other phones with the stolen numbers. The reprogrammed phones, or "clones," are then used to make fraudulent calls on the wireless carriers' networks.

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

      Another cloning fraud prevention technique, known as authentication, uses encryption technologies and requires a phone to prove its validity before a call is connected. While authentication has been adopted by many carriers and is expected to be used in a large number of networks in the future, the Company believes that it will not be cost effective to replace the large number of existing analog phones that do not allow authentication. Because authentication is generally considered expensive and difficult to implement, a number of carriers, especially in international and smaller U.S. markets, have not yet deployed it. In addition, announcements relating to breaches of other wireless encryption algorithms have heightened concerns about the vulnerability of authentication processes in preventing fraud.

      Prepaid Metered Billing

      Wireless carriers have identified potential subscribers who prefer the use of cash over credit, as well as potential subscribers who do not qualify for credit, as an attractive segment for which to target their service offerings. Additionally, the monthly billing arrangements commonly used in the U.S. are often much less appealing in international markets, where neither the information infrastructure nor the business culture favor credit-based business models, particularly when targeting mass consumer markets in developing economies. Prepaid service enables carriers to gain substantial penetration into mass markets that would otherwise be unavailable. In developed markets such as the U.S., monthly billing is often not practical for individuals who want wireless service only temporarily or for businesses that want to control employee usage. Prepaid service provides carriers with the opportunity to offer an alternative payment approach to these potential subscribers. Accordingly, wireless carriers are seeking cost-effective ways to solve the technological and marketing challenges in providing prepaid service, including monitoring usage, inbound and outbound calling and roaming.

      To address the market for prepaid services, several approaches have been developed, including "post-call" systems, handset-based systems and trunk-based or "adjunct switch" systems. Post-call systems were designed to review call detail records released by wireless switches after calls were completed. Post-call systems need only a data link from the carriers' network which makes them inexpensive to deploy; however, these systems cannot operate in real-time and are thus prone to fraud, which has resulted in limited market reception. Handset-based technology has proven popular in European markets employing Global System for Mobile Telecommunications ("GSM") networks through applications that run on the Subscriber Identification Module ("SIM") card. Handset-based systems have met with limited success outside of markets operating SIM card systems in part due to concerns over potential fraud exposure, inventory requirements and lack of flexibility. Adjunct switch systems provide real-time prepaid service and can avoid fraud associated with post-call systems. This is accomplished by implementing an adjunct switching platform in the voice network connected by T1/E1 trunk lines to control all prepaid calls. Limitations to adjunct switch systems include high costs for additional switching platforms and additional trunk lines, prohibitive costs of scaling the system and substantial increases in call setup times. Voice trunks in particular represent a substantial and often prohibitive recurring cost as the customer base for prepaid service expands to a significant percentage of the market's total users. Carriers are concerned about relying upon an adjunct switch to support a large and growing customer group.


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

      Prepaid Metered Billing

      PrePay expands the carriers' potential customer base by allowing carriers to market services to customers who prefer the use of cash over credit or who do not qualify for credit and who otherwise would be required to pay high deposits. PrePay is differentiated from most other competitive offerings by its wireless intelligent network ("WIN") based architecture, which enables carriers to use existing switch infrastructure equipment rather than requiring costly additional adjunct switches and voice trunk resources. PrePay software scales with growth in the number of prepaid subscribers by adding processors to its server. Since prepaid calls are controlled by the existing switch, there is no impact on call setup times and carriers can convert prepaid customers to traditional post-paid customers without changing their mobile phone number. All calls by prepaid subscribers are rated in real time, and an integrated interactive voice response ("IVR") system automatically informs the customer when account funds are low. If prepaid funds are depleted during a call, the call is automatically terminated and service is suspended to avoid fraud until additional funds are deposited. The deposit of additional funds can be made over the air with a prepaid phone card or in cash at a replenishment center, ensuring continuity of cellular service.

STRATEGY

      The Company's objective is to be the leading provider of value-added solutions to wireless telecommunications carriers. Key elements of the Company's strategy include:

      Maintain Leadership in WIN-based Prepaid Metered Billing Solutions. The Company believes that it deployed the first prepaid system designed to fully integrate with the upcoming wireless intelligent network standards, and that PrePay systems currently serve more prepaid subscribers worldwide than any other WIN-based prepaid system. The Company intends to leverage its reputation and experience in operating PrePay in international markets to increase its share of the global market for wireless prepaid billing solutions.

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

      Leverage Core Expertise to Develop and Acquire New Products. The Company intends to use its core expertise in RF signal analysis, digital signal processing and real-time networking in distributed systems environments, billing and customer care to develop and introduce other products. The Company also seeks to strategically acquire complementary businesses, products and technologies from third parties. The Company has in the past evaluated and expects in the future to pursue acquisitions with third parties.

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

THE PREPAY SYSTEM

      PrePay allows carriers to support prepaid service offerings using their existing Mobile Switching Center/Home Location Registry ("MSC/HLR") infrastructure equipment. The PrePay server communicates with the MSC/HLR and other network elements via IS41 messages in a standard SS7/C7 network, and via TCP/IP with the PrePay IVR server and customer service clients. Because PrePay is designed to operate in IS41 networks, it supports several air interfaces, including: Code Division Multiple Access ("CDMA"), Time Division Multiple Access ("TDMA"), AMPS, Total Access Communications System ("TACS") and Extended Total Access Communications System ("ETACS").

      When a subscriber initiates a call and the MSC/HLR validates that it is a prepaid subscriber, an IS41 message is sent to the PrePay system to pre-rate the call and determine the allowed call duration. The result of pre-call rating is determined by a number of factors, but is primarily based on the current account balance, the calling location, the called location and the subscriber's plan offering. The MSC/HLR then processes the call in the same manner as in the post-paid environment, but times the call against the allowed call duration. If prepaids funds are depleted during a call, the call is automatically ended and service is suspended until additional funds are deposited. When the call is released, the MSC/HLR passes a message to the PrePay server for a post-call rating, and then PrePay adjusts the subscriber's account balance to reflect the costs associated with the call.
All communications and processes occur in real time.

      The PrePay IVR server provides subscribers with automated telephone access to the PrePay system. The mobile inquiry function allows subscribers to obtain automated information regarding their mobile balance and balance expiration date. The mobile payment function allows subscribers to replenish their mobile balance by using a prepaid phone card. The PrePay system will update the mobile balances, record payment transactions, update the "used" phone card inventories and provide the subscribers with their new mobile balances and new mobile balance expiration dates. The low balance/funds expiration warning announcement function provides an automated warning message to subscribers warning them that their mobile balance is getting low or mobile balance expiration date is getting near. If either the balance or expiration threshold are met, then PrePay will instruct the network to route a new call to the IVR for a warning prior to completing the call. In the PrePay system, only the IVR need connect to the MSC/HLR with voice trunks.

      PrePay provides carriers with feature-rich customer care and administration functions including: activations and provisioning, phone number and phone card inventory control, and real-time account review and adjustment capabilities for customer service representatives. PrePay uses existing number blocks and provides airtime rating, true point-to-point toll rating, special number rating, special discounting, multiple rate calendars, holiday rates, and taxes. The system also supports one-time only fees as well as daily or monthly recurring access fees. Rate plans and threshold processing plans are user-definable in accordance with carriers' unique marketing strategies.

      PrePay operates in UNIX to provide for better multitasking, more fault tolerance and more effective call resource utilization. UNIX allows PrePay's key software processes to operate in parallel and with multithreading for efficiency and optimal scalability. Consequently, the cost to scale with PrePay is minimized, generally only requiring additional processors to be added to the PrePay server.

      Corsair developed proprietary WIN-based interfaces in conjunction with Ericsson Radio Systems AB ("Ericsson") to accelerate the market development of PrePay in markets which have deployed Ericsson switching equipment in advance of the final WIN standards. Prior to PrePay's launch, the use of existing MSC/HLR equipment was impractical or impossible due to the proprietary nature of Ericsson equipment. PrePay's development reflects two important considerations. First, the Company believes that its present system architecture and design will support a smooth transition to WIN standards once the standards are released and implemented commercially. Second, in the absence of standards, the Company believes that the system can support proprietary interfaces to other
infrastructure   vendors'   networks   with  modest   additional   research  and
development.


PRODUCT DEVELOPMENT

      The Company's product development enhancements to the PhonePrint and PrePay systems and development of new products will address perceived market opportunities. Future releases of PhonePrint and PrePay are being developed to support additional signal transmission standards and may include developing interfaces for PrePay with additional switch manufacturers.

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

      Total research and development expenditures were $8.6 million, $12.5 million, and $18.3 million in fiscal years 1996, 1997, and 1998, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future. Since the Company wrote-off nonrecoverable capitalized software costs of $3.8 million in 1996, all research and development expenditures have been expensed as incurred. For the past three years, product development activities have significantly improved the PhonePrint system by identifying new algorithms and refining existing algorithms to bolster PhonePrint's fraud detection capabilities and by improving reliability and manufacturability. During this same period of time, end-to-end real-time network connectivity capabilities and a graphical user interface were also developed, and significant size and cost reductions were achieved. Also during this period, PrePay has been enhanced to increase peak throughput capability and improve reliability.

      As of December 31, 1998 102 employees were engaged in research and development programs, including hardware and software development, test and engineering support. The Company believes that recruiting and retaining engineering personnel is essential to its success. Competition for such personnel is intense. See "Risks and Uncertainties - Dependence on Personnel."




CUSTOMERS

      The  end  users  of  the   Company's   products  are  both   domestic  and
international wireless telecommunications carriers. BellSouth Cellular Corporation and GTE Mobilnet Service Corporation, each accounted for greater than 10% of the Company's total revenues in 1998, and collectively accounted for over 23% of the Company's total revenues in 1998. In 1997, BellSouth Cellular Corporation, GTE Mobilnet Service Corporation, and Southwestern Bell Mobile Systems, Inc. each accounted for greater than 10% of the Company's total revenues, and collectively accounted for over 33% of the Company's total revenues for the year. In 1996, AT&T Wireless Services and Los Angeles Cellular Telephone Company each accounted for greater than 10% of the Company's total revenues, and collectively accounted for over 22% of the Company's total revenues for the year. See "Risks and Uncertainties Customer Concentration."

      The following is a partial list of wireless telecommunications carriers that have deployed either the Company's PhonePrint or PrePay systems:

American CellularCommunications Corp.   Houston Cellular Telephone Company
AT&T Wireless Services                  Los Angeles Cellular Telephone Company
Bell Atlantic NYNEX Mobil               Pilipino Telephone Corporation (PILTEL)
BellSouth Cellular Corporation          Puerto Rico Cellular Telephone Company
Centennial Cellular Corporation         RadioMovil DIPSA, S.A. de C.V. (Telcel)
Comcast Cellular Communications, Inc.   Southwestern Bell Mobile Systems, Inc.
CCPR Services, Inc.(Cellular One        Vanguard Cellular Financial Corp.
Puerto Rico)                            United States Cellular Corporation
GTE Mobilnet Services Corp.

SALES, MARKETING, DISTRIBUTION AND CUSTOMER SUPPORT

      The Company markets PhonePrint to wireless telecommunications carriers domestically and internationally through its direct sales force. The Company has also entered into several distribution agreements with respect to PhonePrint. The Company sells and licenses PhonePrint pursuant to agreements that typically provide for hardware purchases and software licenses, customer service and support and roaming service fees. The Company sells and licenses PrePay primarily pursuant to a non-exclusive OEM agreement with Ericsson. A carrier's decision to deploy PhonePrint or PrePay typically involves a significant commitment of capital by the carrier, with the attendant delays frequently associated with significant capital expenditures. In addition, purchases of PhonePrint or PrePay involve testing, integration, implementation and support requirements. For these and other reasons, the sales cycle associated with the purchase of PhonePrint or PrePay typically ranges from three to 18 months and is subject to a number of risks over which the Company has little control, including the carrier's budgetary and capital spending constraints and the internal decision making processes. See "Risks and Uncertainties - Fluctuations in Quarterly Financial Results; Lengthy Sales Cycle and Customer Concentration."

      For the year ended December 31, 1998, international revenues accounted for approximately 42% of the Company's total revenues. For the year ended December 31, 1997, international revenues accounted for approximately 24% of the Company's total revenues. Revenue from international customers accounted for approximately 12% of the Company's total revenues in 1996. The Company expects that revenue from international customers will continue to grow and account for a larger portion of the Company's total revenues in the foreseeable future than it did in 1998. The Company is expanding its sales efforts outside of the United States, both directly and through distributors and switch vendors. Any such expansion will require significant management attention and financial resources. See "Risks and Uncertainties - Risks Associated with International Markets."

      The Company is actively seeking to enter into distribution agreements and other marketing arrangements as it believes it will depend more on distributors in the future, both with respect to PhonePrint, PrePay and new products, if any, that the Company may offer. During 1998, the Company entered into a distribution agreement with Telesis Sistemas em Telecomunicacoes Ltda., with respect to PhonePrint for the territory covering the countries of Argentina, Brazil, Chile, Paraguay, and Uruguay. As a result of its acquisition of Subscriber Computing, Inc. in 1998, the Company is party to a non-exclusive agreement with Ericsson dated June 3, 1997 which provides Ericsson the right to sub-license PrePay worldwide. During 1997, the Company entered into distribution agreements with Motorola, Inc. ("Motorola") and Ericsson, which provides these companies the ability to distribute PhonePrint worldwide on a non-exclusive basis. The Company has also entered into sales referral agreements with Lucent Technologies, Inc. ("Lucent") and Sumitomo Corporation of America ("Sumitomo") allowing Lucent and Sumitomo to work with the Company to generate sales leads in certain situations. In 1996, the Company entered into a distribution agreement with Aurora Wireless Technologies, Ltd. ("Aurora"), which provides Aurora with the ability to distribute PhonePrint throughout the Asia/Pacific region, as defined in the agreement. Pursuant to these arrangements, PhonePrint systems have been placed with carriers in the Philippines, and Europe. See "Risks and Uncertainties - Dependence on Distributors."

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


COMPETITION

      The market for PhonePrint is intensely and increasingly competitive. The Company believes that the primary competitive factors in the cloning fraud prevention market in which it currently competes include carriers' timelines for phasing out analog standards, product effectiveness and quality, price, service and support capability and compatibility with cloning fraud prevention systems used by the carrier in other geographic markets and by the carrier's roaming partners. The expansion of digital networks and the reluctance of carriers to make further investments in their existing analog infrastructure has limited the demand for PhonePrint.

      The Company's principal competitor for RF-based cloning fraud prevention systems is Cellular Technical Services Company, Inc. ("CTS"). CTS has agreements pursuant to which it has installed or will install its RF-based cloning fraud prevention system in many major U.S. markets. PhonePrint also competes with a number of alternative technologies, including profilers, personal identification numbers and authentication. The Company is aware of numerous companies, including GTE Telecommunications Services, Inc., Authentix Network, Inc., Systems/Link, and Lightbridge, Inc., that currently are or are expected to offer products in the cloning fraud prevention area. In addition, carriers may themselves develop technologies that limit the demand for PhonePrint. There can be no assurance that any such company or any other competitor will not introduce a new product at a lower price or with greater functionality than PhonePrint. Furthermore, the demand for PhonePrint would be materially adversely affected if wireless telecommunications carriers implement authentication technology applicable to analog phones as their sole cloning fraud solution in major markets, if U.S. wireless telecommunications carriers adopt a uniform digital standard that reduces the need for digital phones to operate in analog mode while roaming, or if analog phone makers change product designs and/or improve manufacturing standards to a point where the difference from phone to phone in the radio waveform becomes so small that it is difficult for PhonePrint to identify a clone. There can be no assurance that any currently available alternative technology or any new technology will not render the Company's products obsolete or significantly reduce the market share afforded to RF-based cloning fraud prevention systems like PhonePrint. See "Risks and Uncertainties Dependence on PhonePrint, Dependence on Analog Networks."

      The market for PrePay is new and intensely and increasingly competitive. PrePay competes with a number of alternative prepaid billing products, including post-call systems, handset-based systems and adjunct switch systems. The Company is aware of numerous companies, including GTE Telecommunications Services, Inc., Boston Communications Group, Inc., Brite Voice Systems, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., National Telemanagement Corporation, Telemac Cellular Corporation, Systems/Link Corporation, Prairie Systems, Inc., ORGA Kartensysteme GmbH, SEMA Group, Logica plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., TeleCommunication Systems, Inc. and Northern Telecom Limited that currently are or are expected to offer prepaid wireless billing products. There can be no assurance that any such company or any other competitor will not introduce a new product at a lower price or with greater functionality than PrePay. Furthermore, the demand for PrePay would be materially adversely affected if wireless carriers implement WIN standards and prepaid systems other than PrePay as their sole prepaid solution in major markets. There can be no assurance that any currently available alternative technology or any new technology will not render the Company's PrePay system obsolete or significantly reduce the market share afforded to prepaid wireless billing systems like PrePay.

      The market for other products and services provided to wireless telecommunications carriers is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. In addition, many wireless telecommunications carriers and vendors of switches and other telecommunications equipment may be capable of developing and offering products and services competitive with new products, if any, that the Company may offer in the future. Trends in the wireless telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless telecommunications carriers to provide certain services themselves could affect demand for new products, if any, offered by the Company, and could make it more difficult for the Company to offer a cost-effective alternative to a wireless telecommunications carrier's own capabilities. The Company is aware of a number of companies that have either announced an intention to develop or are capable of developing products that would compete with the products the Company may develop, and the Company anticipates the entrance of new competitors in the wireless telecommunications carrier service industry in the future. The Company's ability to sell new products, if any, may be hampered by relationships that competitors have with carriers based upon the prior sale of other products to carriers.

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

      The Company relies to a substantial extent on outside vendors to manufacture many of the components and subassemblies used in PhonePrint and the hardware and third party software used in PrePay, some of which are obtained from a single supplier or a limited group of suppliers. The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. In the past the Company has experienced delays in receiving materials from vendors, sometimes resulting in delays in the assembly of products by the Company. See "Risks and Uncertainties - Dependence on Third-Party Products and Services; Sole or Limited Sources of Supply."

PATENTS AND PROPRIETARY RIGHTS

      The Company relies on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of December 31, 1998, the Company had four issued U.S. patents, five pending U.S. patent applications; one issued foreign patent and two pending foreign patent applications. The Company's success will depend in large part on the ability of the Company to obtain patent protection, defend patents once obtained, license third-party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others. The patent positions of companies in the wireless telecommunications industry, including the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that patents will issue from any patent applications owned or licensed to the Company or that, if patents do issue, the claims allowed would be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

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



EMPLOYEES

      As of December 31, 1998, the Company had 258 employees, including 81 in sales and marketing, 47 in manufacturing, 102 in research and development, and 28 in finance and administration. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with its employees are good.

RISKS AND UNCERTAINTIES

      The Company operates in a rapidly changing environment that involves a number of risks, many of which are beyond the Company's control. The following discussion highlights some of these risks. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Annual Report, and the risks discussed in the Company's other SEC filings.

      Lack of Sustained Profitability. The Company has incurred net losses since its incorporation resulting in an accumulated deficit of $52.6 million as of December 31, 1998. There can be no assurance that the Company's existing revenue levels can be sustained, and past and existing revenue levels should not be considered indicative of future results or growth. Moreover, there can be no assurance that the Company will reach profitability on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere in this Annual Report. The Company's future operating results will depend upon, among other factors: the demand for PhonePrint; the demand for PrePay, the Company's ability to introduce successful new products and product enhancements, including products that are sold to both analog network carriers and digital network carriers such as Personal Communications Services ("PCS") and Enhanced Specialized Mobile Radio ("ESMR") carriers; the level of product and price competition; the ability of the Company to expand its international sales; the Company's success in expanding distribution channels; the Company's success in attracting and retaining motivated and qualified personnel; and the ability of the Company to avoid patent and intellectual property litigation. If the Company is not successful in addressing such risks, as well as the others set forth in this Annual Report, the Company's business, operating results and financial condition will be materially adversely affected.

      Dependence on PhonePrint; Dependence on Analog Networks. To date, the Company's revenues have primarily been attributable to PhonePrint, the Company's cloning fraud prevention system, and the Company anticipates that PhonePrint will continue to account for a majority of the Company's revenues at least through the end of 1999. As a result, the Company's future operating results will depend on the demand for and market acceptance of PhonePrint. A relatively small number of carriers that operate analog networks constitute the potential customers for PhonePrint. A large majority of the carriers that operate analog networks in the largest U.S. markets have to varying degrees already implemented cloning fraud solutions, and the Company believes the demand for cloning fraud solutions in the U.S. has begun to decline and will continue to decline in the future. If not offset by growth in international markets, this trend will have a material adverse effect on PhonePrint sales. Over time, this trend could also occur in international markets. As carriers that operate analog networks adopt cloning fraud solutions for their existing networks, the future commercial success of PhonePrint will depend in part on the further expansion of analog networks by those carriers. The rate of implementation of new analog networks has slowed significantly and some carriers have determined not to make additional investments in their existing analog networks. As analog networks expand slowly or cease to expand, the future demand for PhonePrint will be materially adversely affected. There can be no assurance that the international market for cloning fraud solutions will grow as the U.S. market declines, or that current or future levels of revenues attributable to PhonePrint will be maintained or will not decline. Any reduction in the demand for PhonePrint would have a material adverse effect on the Company's business, operating results and financial condition.

      All of the Company's customers for PhonePrint to date have been carriers that operate analog networks. Wireless services operating in digital mode, including PCS and ESMR in the U.S. and Global System for Mobile Communications ("GSM") in many foreign countries (including many European countries), use or may use authentication processes that automatically establish the validity of a phone each time it attempts to access the wireless telecommunications network. The Company is not aware of any information that suggests that cloners have been able to break the authentication encryption technologies. Unless the encryption technologies that form the basis for authentication are broken by cloners, the Company does not believe that operators of digital networks will purchase third party radio frequency ("RF") fingerprinting solutions for cloning fraud such as PhonePrint. In addition, authentication processes for analog networks are also currently available and are being employed by a significant number of carriers. The Company is also very dependent on the continued widespread use of analog networks. Industry experts project that the number of analog phones and analog networks will ultimately decline. Any reduction in demand by carriers that operate analog networks for cloning fraud solutions would, or any reduction in the use of analog phones could, have a material adverse effect on the Company's business, operating results and financial condition.

      Dependence on PrePay; Dependence on Ericsson Radio Systems AB Switching Equipment . The Company anticipates that PrePay, the Company's prepaid metered billing solution, will account for a growing percentage of the Company's revenues in 1999. As a result, the Company's future operating results will depend on the demand for and market acceptance of PrePay. To date, only a small number of wireless carriers have deployed PrePay, and the rate of adoption of the PrePay system will need to increase dramatically in order to achieve the Company's revenue targets. The Company's PrePay solution currently only works in conjunction with Ericsson switching equipment. Therefore, only carriers that have deployed Ericsson's infrastructure equipment are potential customers for PrePay. In order to expand the Company's potential customer base by making PrePay compatible with other infrastructure equipment, each of the Company and the infrastructure provider would have to complete significant development projects. There can be no assurance that Corsair will be able to cause PrePay to work with any other infrastructure provider's equipment, or that Corsair will be capable of causing PrePay to work on future versions of Ericsson equipment. Any reduction in the demand for prepaid billing services or any failure to gain market acceptance for Corsair's PrePay solution would have a material adverse effect on the Company's business, operating results and financial condition.

      Fluctuations in Quarterly Financial Results; Lengthy Sales Cycle. The Company has experienced significant fluctuations in revenues and operating results from quarter to quarter due to a combination of factors and expects significant fluctuations to continue in future periods. Factors that are likely to cause the Company's revenues and operating results to vary significantly from quarter to quarter include, among others: the level and timing of revenues associated with PhonePrint and PrePay; the timing of the introduction or acceptance of new products and services and product enhancements offered by the Company and its competitors; technological changes or developments in the wireless telecommunications industry; dependence on a limited number of products; the size, product mix and timing of significant orders; the timing of system revenue; competition and pricing in the markets in which the Company competes; possible recalls; lengthy sales cycles; production or quality problems; the timing of development expenditures; further expansion of sales and marketing operations; changes in material costs; disruptions in sources of supply; capital spending; the timing of payments by customers; and changes in general economic conditions. These and other factors could cause the Company to recognize relatively large amounts of revenue over a very short period of time, followed by a period during which relatively little revenue is recognized. Because of the relatively fixed nature of most of the Company's costs, including personnel and facilities costs, any unanticipated shortfall in revenues in any quarter would have a material adverse impact on the Company's operating results in that quarter and would likely result in substantial adverse fluctuations in the price of the Company's Common Stock. Accordingly, the Company expects that from time to time its future operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of the Common Stock.

      A carrier's decision to deploy PhonePrint or PrePay typically involves a significant commitment of capital by the carrier and approval by its senior management. Consequently, the timing of purchases are subject to uncertainties and delays frequently associated with significant expenditures, and the Company is not able to accurately forecast future sales of PhonePrint or PrePay. In addition, purchases of PhonePrint and PrePay involve testing, integration, implementation and support requirements. For these and other reasons, the sales cycle associated with the purchase of PhonePrint and PrePay typically ranges from three to 18 months and is subject to a number of risks over which the Company has little control, including the carrier's budgetary and spending constraints and internal decision-making processes. In addition, a carrier's purchase decision may be delayed as a result of announcements by the Company or competitors of new products or product enhancements or by regulatory developments. The Company expects that there will be a lengthy sales cycle with respect to new products, if any, that the Company may offer in the future. Because of this lengthy sales cycle and the relatively large size of a typical order and because the Company does not recognize revenue until contractual acceptance criteria are met, if revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially and adversely affected.

      Dependence on Distributors. PhonePrint is currently marketed primarily through the Company's direct sales efforts. The Company has entered into distribution agreements with respect to PhonePrint with, amongst others, Motorola, Inc., Ericsson and Aurora Wireless Technologies, Ltd. and a sales referral agreement with Lucent Technologies, Inc. and Sumitomo Corporation of America. PrePay is currently marketed primarily through the Company's distribution agreement with Ericsson, and to a limited extent, through the Company's direct sales efforts. The Company seeks to pursue distribution agreements and other forms of sales and marketing arrangements with other companies and the Company believes that its dependence on distributors and these other sales and marketing relationships will increase in the future, both with respect to PhonePrint, PrePay and new products, if any, that the Company may offer in the future. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and the Company does not expect to have any guarantees of continuing orders. There can be no assurance that any existing or future distributors or other sales and marketing partners will not become competitors of the Company with respect to PhonePrint, PrePay or any future product either by developing a competitive product themselves or by distributing a competitive offering. In fact, the Company believes that with respect to PrePay, Ericsson from time to time may evaluate and seek to distribute or acquire alternative vendor's prepaid product offerings. Any failure by the Company's existing and future distributors or other sales and marketing partners to generate significant revenues could have a material adverse effect on the Company's business, operating results and financial condition.

      Risks Associated with International Markets. In an effort to offset declining demand in the U.S. for cloning fraud solutions, the Company intends to devote significant marketing and sales efforts over the next several years to increase its sales of PhonePrint and PrePay to international customers. This expansion of sales efforts outside of the U.S. will require significant management attention and financial resources. There can be no assurance that the Company will be successful in achieving significant growth of sales of PhonePrint and PrePay in international markets. The Company does not expect to sell PhonePrint in the many international markets that rely primarily on digital wireless networks, including many European countries. In addition, the Company does not anticipate selling PrePay to any wireless carriers that do not employ Ericsson switching equipment.

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

      The Company's principal competitor for RF-based cloning fraud prevention systems is Cellular Technical Services Company, Inc. ("CTS"). CTS has agreements pursuant to which it has installed or will install its RF-based cloning fraud prevention system in many major U.S. markets. PhonePrint also competes with a number of alternative technologies, including profilers, personal identification numbers and authentication. The Company is aware of numerous companies, including GTE Telecommunications Services, Inc., Authentix Network, Inc., Systems/Link and Lightbridge, Inc., that currently are or are expected to offer products in the cloning fraud prevention area. The expansion of digital networks and the reluctance of carriers to make further investments in their existing analog infrastructure has limited the demand for PhonePrint. In addition, carriers may themselves develop technologies that limit the demand for PhonePrint. There can be no assurance that any such company or any other competitor will not introduce a new product at a lower price or with greater functionality than PhonePrint. Furthermore, the demand for PhonePrint would be materially adversely affected if wireless telecommunications carriers implement authentication technology applicable to analog phones as their sole cloning fraud solution in major markets, if U.S. wireless telecommunications carriers adopt a uniform digital standard that reduces the need for digital phones to operate in analog mode while roaming, or if analog phone makers change product designs and/or improve manufacturing standards to a point where the difference from phone to phone in the radio waveform becomes so small that it is difficult for PhonePrint to identify a clone. There can be no assurance that any currently available alternative technology or any new technology will not render the Company's products obsolete or significantly reduce the market share afforded to RF-based cloning fraud prevention systems like PhonePrint.

      The market for PrePay is new and increasingly competitive. PrePay competes with a number of alternative prepaid billing products, including post-call systems, handset-based systems and adjunct switch systems. The Company is aware of numerous companies, including GTE Telecommunications Services, Inc., Boston Communications Group, Inc., Brite Voice Systems, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., National Telemanagement Corporation, Telemac Cellular Corporation, Systems/Link Corporation, Prairie Systems, Inc., ORGA Kartensysteme GmbH, SEMA Group, Logica plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., TeleCommunication Systems, Inc. and Northern Telecom Limited that currently are or are expected to offer prepaid wireless billing products. There can be no assurance that any such company or other competitor will not introduce a new product at a lower price or with greater functionality than PrePay. Furthermore, the demand for PrePay would be materially adversely affected if wireless carriers implement wireless intelligent network standards and a prepaid offering other than PrePay as their sole prepaid solution in major markets. There can be no assurance that any currently available alternative technology or any new technology will not render the Company's PrePay system obsolete or significantly reduce the market share afforded to prepaid wireless billing systems like PrePay.

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

      Customer Concentration. To date, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers, comprised entirely of wireless telecommunications carriers. BellSouth Cellular Corporation and GTE Mobilnet Service Corporation each accounted for greater than 10% of the Company's total revenues in 1998 and collectively accounted for over 23% of the Company's total revenues in 1998. In 1997, BellSouth Cellular Corporation, GTE Mobilnet Service Corporation and Southwestern Bell Mobile Systems, Inc. each accounted for greater than 10% of the Company's total revenues in 1997, and collectively accounted for over 33% of the Company's total revenues for the year. In 1996, AT&T Wireless Services, and Los Angeles Cellular Telephone Company each accounted for greater than 10% of the Company's total revenues, and collectively accounted for over 22% of the Company's total revenues for the year. A relatively small number of carriers that operate analog networks are potential customers for PhonePrint and a relatively small number of carriers that use Ericsson infrastructure equipment are potential customers for PrePay. The Company believes that the number of potential customers for future products, if any, will be relatively small. Any failure by the Company to capture a significant share of those customers could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects a relatively small number of customers will continue to represent a significant percentage of its total revenues for each quarter for the foreseeable future, although the companies that comprise the largest customers in any given quarter may change from quarter to quarter. The terms of the Company's agreements with its customers are generally for periods of between two and five years. Although these agreements typically contain annual software license fees and various service and support fees, there are no minimum payment obligations or obligations to make future purchases of hardware or to license additional software. Therefore, there can be no assurance that any of the Company's current customers will generate significant revenues in future periods.

      Uncertainty Regarding Patents and Protection of Proprietary Technology; Risks of Future Litigation. The Company relies on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect its proprietary rights. As of December 31, 1998, the Company had four issued U.S. patent, five pending U.S. patent applications, one issued foreign patent and two pending foreign patent applications. The Company's success will depend in large part on the ability of the Company to obtain patent protection, defend patents once obtained, license third party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others. The patent positions of companies in the wireless telecommunications industry, including the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that patents will issue from any patent applications owned or licensed to the Company or that, if patents do issue, the claims allowed would be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

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

      Dependence on Third-Party Products and Services; Sole or Limited Sources of Supply. The Company relies to a substantial extent on outside vendors to manufacture many of the components and subassemblies used in PhonePrint and the hardware and third party software used in PrePay, some of which are obtained from a single supplier or a limited group of suppliers. The Company's reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. In the past, the Company has experienced delays in receiving materials from vendors, sometimes resulting in delays in the assembly of products by the Company. Such delays, or other significant vendor or supply quality issues, may occur in the future, which could result in a material adverse effect on the Company's business, operating results or financial condition. The manufacture of certain of these components and subassemblies is specialized and requires long lead times, and there can be no assurance that delays or shortages caused by vendors will not reoccur. Any inability to obtain adequate deliveries, or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture internally could delay shipment of the Company's products, increase its cost of goods sold and have a material adverse effect on the Company's business, operating results and financial condition. In addition, from time to time, the Company must also rely upon third parties to develop and introduce components and products to enable the Company, in turn, to develop new products and product enhancements on a timely and cost-effective basis. In particular, the Company must rely on the development efforts of third party wireless infrastructure providers in order to allow its PrePay product to integrate with both existing and future generations of the infrastructure equipment. There can be no assurance that the Company will be able to obtain access in a timely manner to third-party products and development services necessary to enable the Company to develop and introduce new and enhanced products, that the Company will obtain third-party products and development services on commercially reasonable terms or that the Company will be able to replace third-party products in the event such products become unavailable, obsolete or incompatible with future versions of the Company's products. The absence of, or any significant delay in, the replacement of third-party products could have a material adverse effect on the Company's business, operating results and financial condition.

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

      Management of Growth. The Company has rapidly and significantly expanded its operations. Such growth has placed, and, if sustained, will continue to place, significant demands on the Company's management, information systems, operations and resources. The strain experienced to date has chiefly been in hiring, integrating and effectively managing sufficient numbers of qualified personnel to support the expansion of the Company's business. The Company's ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. There can be no assurance that the Company will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas could have a material adverse effect on the Company's business, results of operations and financial condition.

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

      Dependence on Growth of Wireless Telecommunications Industry. The Company's future financial performance will depend in part on the number of carriers seeking third-party solutions to the problem of cloning fraud and the number of carriers seeking to implement prepaid billing services. Although the wireless telecommunications industry has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or that, if the industry does grow, there will be continued demand for the Company's cloning fraud prevention, prepaid metered billing or other products. Any decline in demand for wireless telecommunications products and services in general would have a material adverse effect on the Company's business, operating results and financial condition.

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

      Year 2000 Compliance. The Company's products use and are dependent upon certain internally developed and third party software programs The Company has initiated a review and assessment of all hardware and software used in its products to confirm that they will function properly in the year 2000. With respect to software developed internally by the Company, the results of that evaluation to date initially revealed certain source codes that were unable to appropriately interpret the upcoming calendar year 2000. The Company has completed its work to upgrade these programs to make them capable of processing data incorporating year 2000 dates without material errors or interruptions. With respect to third party software incorporated in the Company's products, all vendors whose software is used by the Company have indicated that their software is or will be year 2000 compliant. Evaluation of year 2000 issues is continuing, and there can be no assurance that additional issues, not presently known by the Company, will not be discovered which could present a material risk to the function of the Company's products and have a material adverse effect on the Company's business, operation results and financial condition.

      Future Capital Requirements. The Company's future capital requirements will depend upon many factors, including the commercial success of PhonePrint and PrePay, the timing and success of new product introductions, if any, the progress of the Company's research and development efforts, the Company's results of operations, the status of competitive products and the potential acquisition of businesses, technologies or assets. The Company believes that combination of existing sources of liquidity and internally generated cash will be sufficient to meet the Company's projected cash needs for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development or manufacturing programs or obtain funds through arrangements with third parties that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, operating results and financial condition.

       Volatility of Stock Price. The market price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including, but not limited to, revenues attributable to PhonePrint and PrePay, new products or new contracts by the Company or its competitors, actual or anticipated variations in the Company's operating results, the level of operating expenses, changes in financial estimates by securities analysts, potential acquisitions, regulatory announcements, developments with respect to patents or proprietary rights, conditions and trends in the wireless telecommunications and other industries, adoption of new accounting standards affecting the industry and general market conditions. As a result, the Company expects that from time to time its future operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of the Common Stock. The realization of any of the risks described in these "Risk and Uncertainties" could have a dramatic and adverse impact on the market price of the Common Stock.

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

      Antitakeover Effects of Charter, Bylaws and Delaware Law. The Company's Restated Certificate of Incorporation authorizes the Company's Board of Directors (the "Board") to issue shares of undesignated Preferred Stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such Preferred Stock that may be issued in the future. Moreover, the issuance of Preferred Stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock of the Company. The Company's Restated Bylaws divide the Company's Board into three classes of directors. One class of directors is elected each year with each class serving a three-year term. These and other provisions of the Restated Certificate of Incorporation and the Restated Bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interest of the stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock.


ITEM 2.  Properties.

      The Company maintains its corporate headquarters in Palo Alto, California. This leased facility, totaling 34,555 square feet, contains the principal administrative, assembly, manufacturing, marketing and sales facilities. The lease on this facility expires on June 1, 2002, and includes the right to expand into the remaining 20,455 feet of space in the building beginning in April 1998. To date, the Company has not exercised this option. The Company also maintains a facility in Irvine, California. This lease, for 32,000 square feet, expires on April 30, 2001.

ITEM 3.  Legal Proceedings.

      From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Report, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                   PART II
------------------------------------------------------------------------------


ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters


(a)    Market Price of and Dividends on the Registrants Common Equity.

      The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "CAIR." The table below sets forth the high and low closing sales prices per share as reported on The Nasdaq Stock Market since the Company's initial public offering on July 29, 1997.

                                               High                   Low
          Year Ended December 31, 1997
Third quarter ended September 30, 1997 (1)    $21.625               $15.000
Fourth  quarter ended  December 31, 1997      $26.000               $15.000

          Year Ended December 31, 1998
First quarter ended March 31, 1998            $22.250               $14.000
Second quarter ended June 30, 1998            $21.188               $ 6.500
Third quarter  ended  September 30, 1998      $11.000               $ 2.625
Fourth  quarter ended  December 31, 1998      $ 6.250               $ 2.625


      (1)    From July 29, 1997 through end of the third quarter.

      On February 28, 1999, the last reported sale price of the Registrant's Common Stock was $4.375 per share. As of February 28, 1999, the number of record holders of the Company's Common Stock was 251 and the number of beneficial holders was approximately 1,900. The Company has declared no cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. Selected Financial Data

      The following selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

      On June 23, 1998, Corsair acquired Subscriber Computing, Inc. ("SCI") in a merger accounted for under the pooling-of-interests method of accounting. The Company's consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. Due to the fiscal year end conversion of SCI to that of Corsair, SCI's net revenues of $2.9 million and net loss of $4.9 million for the three month period ended December 31, 1997 are not included in the Statement of Operations data.

      The selected financial data presented below under the captions "Statement of Operations Data" for each of the years ended December 31, 1994, 1995, 1996, 1997 and 1998 combines Corsair's statements of operations for each of the years in the five-year period ended December 31, 1998 with SCI's statements of operations for each of the years in the four-year period ended September 30, 1997, and the year ended December 31, 1998, respectively, giving effect to the fiscal year end conversion and the merger as if it had occurred at the beginning of the earliest period presented on a pooling-of-interest basis. The financial information of Corsair has been derived from Corsair's audited financial statements for each of the years in the five-year period ended December 31, 1998. Historical information is not necessarily indicative of the operating results or financial position that would have occurred had the merger been consummated at the beginning of the periods presented, nor is it indicative of future operation results or financial position.

                                          Year Ended December 31,
                               1994       1995      1996       1997       1998
                              --------  ---------  --------  ---------  --------
Statement of Operations Data:
Total revenues                $ 4,918   $ 15,139    31,216   $ 60,856   $65,218
Total cost of revenues          3,063     12,716    24,935     36,867    26,562
                              --------  ---------  --------  ---------  --------
Gross profit                    1,855      2,423     6,281     23,989    38,656
Operating costs and expenses:
  Research and development        595      3,421     8,583     12,525    18,289
  Sales and marketing             837      4,274     7,764     11,411    16,775
  General and adminstrative     1,271      3,547     5,282      9,432     8,501
  Write-off of in process
    research and development    4,894         --        --         --        --
  Write-off of capitalized         --         --     3,760         --        --
    software costs
  Merger related expenses          --         --        --         --     4,191
                              --------  ---------  --------  ---------  --------

  Total operating costs         7,597     11,242    25,389     33,368    47,756
    and expenses              --------  ---------  --------  ---------  --------

Operating loss                (5,742)    (8,819)   (19,108)   (9,379)    (9,100)
Interest income (expense),       (31)        181     (494)      1,191     2,460
  net
                              --------  ---------  --------  ---------  --------

Loss before income taxes      (5,773)    (8,638)   (19,602)   (8,188)    (6,640)
Income taxes expense                2          2         3          8        --
                              --------  ---------  --------  ---------  --------
Loss before extraordinary     (5,775)    (8,640)   (19,605)   (8,196)    (6,640)
item
Loss on debt                       --         --        --      (428)      (226)
  extinguishment, net         --------  ---------  --------  ---------  --------

Net loss                      $(5,775)  $(8,640)   $(19,605) $ 8,624)   $(6,866)
                              ========  =========  ========  =========  ========
Basic and diluted net loss
  per share
Loss per share before              --   $ (5.49)  $(11.57)   $ (0.82)  $ (0.38)
  extraordinary item
Extraordinary item                 --   $     --   $    --   $ (0.04)  $ (0.01)
                              --------  ---------  --------  --------  ---------
Basic and diluted net loss         --   $ (5.49)  $(11.57)   $ (0.86)  $ (0.39)
  per share                   ========  =========  ========  ========  =========
Shares used in per share           --      1,573     1,694     10,017    17,749
calculation                   ========  =========  ========  ========  =========

                                             December 31,
                          1994        1995        1996        1997       1998
                        ----------  ----------  ----------  ---------  ---------
Balance Sheet Data:
Cash, cash equivalents
& short term investments  $ 7,145    $ 15,569   $  22,081   $ 62,953   $ 38,573
Working capital             9,336      15,145      17,670     51,321     45,424
Total assets               15,985      26,707      41,726     87,539     71,560
Long-term obligations       3,018       8,030       8,295      3,164      1,624
Total stockholders'         9,881      13,077      13,651     57,375     52,114
equity


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1. Business - Risks and Uncertainties." The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

      As noted above, Corsair acquired Subscriber Computing, Inc. ("SCI") in a combination accounted for under the pooling-of-interests method of accounting. As such, the Company's consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. The following should be read in conjunction with the Company's consolidated financial statements and notes thereto, and discussion of the Company's business and risks and uncertainties affecting it results of operations, included elsewhere in this Annual Report on Form 10-K.

Overview

      Corsair Communications, Inc. is a leading provider of software and system solutions for the wireless industry. Corsair's PhonePrint(R) system has proven highly effective in reducing cloning fraud. The PhonePrint system has prevented hundreds of millions of fraudulent call attempts; some of Corsair's customers have reported up to a 95% reduction in cloning fraud losses after deploying PhonePrint. The Company's PrePay(TM) billing system provides wireless telecommunications carriers with a prepaid system designed to fully integrate with the upcoming wireless intelligent network standards. The Company believes that its products can provide a number of benefits to wireless telecommunications carriers, including reduced costs, improved cash flow, increased market penetration and improved customer service.

      The worldwide demand for wireless telecommunications services has grown significantly in recent years as those services have become widely available and increasingly affordable. The Yankee Group estimates that the number of wireless telecommunications subscribers worldwide increased from approximately 85 million in 1995 to approximately 270 million in 1998, and the number of subscribers is expected to approximate 530 million by the end of 2002.

      The Company's revenue is comprised of three categories: hardware, software and service revenue. Revenue from hardware sales is recognized upon shipment, unless a sales agreement contemplates that Corsair provide testing, integration or implementation services, in which case hardware revenue is recognized upon commissioning and acceptance of the product (the activation of the cell site equipment following testing integration and implementation). Revenue from the licensing of software products generally is recognized upon delivery of the products, unless the sales includes post-contract customer support for which vendor specific objective evidence does not exist, in which case the revenue is recognized ratably over the term of the license period. Revenue from services is recognized ratably over the term of the maintenance support, on a percentage of completion basis over the term of the consulting effort, or during the month the training or operations support is provided.

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

      The Company's gross margin has grown significantly in the past and may vary significantly in the future, depending on the mix of hardware, software and services. The Company's software licenses have a higher gross margin than its service and hardware revenue. In addition, the hardware gross margin can vary from customer to customer depending on the contract and from model to model depending upon the customer's cell site and switch configuration. Therefore, the Company's operating results will be affected by the mix of hardware units, software licenses, and service fees recognized during each period.

      The Company sells PhonePrint primarily through its direct sales force, but has also entered into distribution agreements with Motorola, Ericsson, Aurora and Telesis, and seeks to enter into additional distribution agreements for international markets. The Company has entered into a sales referral agreement with Lucent and Sumitomo. The Company sells PrePay primarily through a distribution arrangement with Ericsson and to a limited extent through its direct sales force. The Company's gross margin will also vary depending on the mix of direct sales and sales through distribution channels and sales referral arrangements.

      The Company continues to make efforts to generate profits by increasing sales volume, decreasing costs of goods sold, and through certain other measures. While the Company has certain programs in place intended to reduce operating costs, the Company's expenses could increase in the foreseeable future. As a result, there can be no assurance that the Company will reach or sustain profitability. See "Risks and Uncertainties - Lack of Sustained Profitability".

Results of Operations-Years Ended December 31, 1996, 1997 and 1998

      Revenues. For the years ended December 31, 1996, 1997 and 1998, total revenues were $31.2, $60.9 and $65.2 million, respectively. Hardware revenue increased 108.5% from $18.2 million in 1996 to $37.9 million in 1997, and decreased 10% to $34.1 million in 1998. The hardware revenue increase from 1996 to 1997 was due primarily to the growth in the installed base of PhonePrint units. The growth in the installed base slowed in 1998 following the saturation of the domestic markets in addition to delayed sales in international markets as a result of economic difficulties in such markets. Software revenue increased 66.5% from $7.4 million in 1996 to $12.3 million in 1997, and increased 11.5% to $13.7 million in 1998. The growth in software revenues was due to an increase in the number of licenses and upgrades sold following the introduction of new products and software versions. Service revenue increased 88.6% from $5.7 million in 1996 to $10.7 million in 1997, and increased 63.2% to $17.4 million in 1998. The increase in service revenue was attributable to growth in the installed base for both hardware and software sales which included maintenance and other service contracts over the years.

      Gross Profit. Gross profit increased from $6.3 million for 1996 to $24.0 million for 1997 and $38.7 million for 1998, or 20.1%, 39.4%, 59.3% of total revenues, respectively. The increase in gross profit was due primarily to improved margins from hardware revenues, which contributed $455,000 in 1996, $9.9 million in 1997, and $16.9 million in 1998. Increased contributions from software revenues of $5.4, $10.4, and $12.4 million for 1996, 1997, and 1998, respectively also increased the Company's gross profit. Service revenue gross profit for the year ended December 31, 1996 improved from $402,000, to a gross profit of $3.6 million and $9.3 million in the following two years. The increasing margins resulted from improved pricing models and manufacturing yields.

      Research and Development. Research and development expenses were $8.6, $12.5 and $18.3 million for the years ended December 31, 1996, 1997, and 1998, or 27.5%, 20.6% and 28.0% of total revenues, respectively. The increase in absolute dollars was due primarily to the hiring of additional engineering and consulting personnel related to the continued development of PhonePrint and development work on new software products. The decrease as a percentage of total revenues from 1996 to 1997, was due to a higher growth in sales than engineering headcount during the period. In 1998, increased hiring of technical personnel and consultants increased research and development costs as a percentage of revenues to assist in the development of new products.

      Sales and Marketing. Sales and marketing expenses were $7.8, $11.4 and $16.8, million for the years ended December 31, 1996, 1997, and 1998, or 24.9%, 18.8% and 25.7% of total revenues, respectively. The increase in absolute dollars resulted from the hiring of additional sales and marketing personnel to support the increased sales of PhonePrint and to support the increase in service revenue. The decrease in percentage of total revenues in 1997 was due to a larger increase in the Company's revenues, in comparison to the growth in sales and marketing headcount.

       General and Administrative. General and Administrative expenses were $5.3, $9.4 and $8.5, million for the years ended December 31, 1996, 1997, and 1998, or 16.9%, 15.5% and 13.0% of total revenues, respectively. The increase in absolute dollars in 1997 was due primarily to increased staffing needed to support growing operations, while the decrease in 1998 was due to the consolidation of operations. The decrease in percentage of total revenues was due to the overall increase in the Company's revenues from year to year, in addition to the reduced headcount in 1998.

      Write-off of Capitalized Software Costs. During 1996, the Company wrote off $3.8 million of previously capitalized software costs after evaluating the recoverability of capitalized costs and determining that such costs were not recoverable based on changes in product mix.

      Merger Related Expenses. As discussed in the Notes to the Consolidated Financial Statements, Corsair incurred $4.2 million in merger related costs resulting from the acquisition of SCI in 1998. The one-time charges included transaction costs, termination benefits for approximately 20 employees, and redundant facility and other equipment costs associated with the merger.

      Interest Income (Expense), Net. Net interest expense was $494,000 for the year ended December 31, 1996 as compared to net interest income of $1.2 million in 1997 and $2.5 million in 1998. Net interest income and expense consists of interest income from the Company's cash and short-term investments, net of interest expense on the Company's equipment loans, equipment lease lines and other loans obtained primarily in 1996 and 1997. The increase in net interest income in 1997 and 1998 was a result of larger average cash investments attributable to the proceeds received from the Company's initial public offering of Common Stock completed in July 1997.

      Extraordinary Item. During the years ended December 31, 1997 and 1998, the Company incurred losses on debt extinguishment of $428,000 and $226,000 associated with paying the principal and interest of $5.1 million and $4.8 million, respectively, on short-term and long-term notes payable.

      Income Taxes. The income tax expense for the years ended December 31, 1996, 1997 and 1998 represent minimum state tax liabilities.

Liquidity and Capital Resources

      The Company's operating activities used cash of $16.5 million for the year ended December 31, 1998. The increased use of cash was due to decreased accounts payable (net of the merger related expenses) and deferred revenue, and increased accounts receivable related to higher sales volume late in the year.

      The Company's investing activities provided cash of $6.9 million for the year ended December 31, 1998. Net cash of $10.3 million was received for the sale and maturities of short-term investments, and cash of $3.4 million was used for the purchase of property and equipment, primarily computer hardware and software, and for leasehold improvements to the Company's facility.

      The Company's financing  activities used cash of $4.4 million for the year
ended  December  31,  1998,   that  was  primarily   attributable  to  the  debt
extinguishment discussed above.

      The Company has funded its operations from inception primarily through a series of Preferred Stock, debt financing, and an initial public offering. In July 1997, the Company completed its initial public offering generating $39.1 million of net proceeds. At December 31, 1998, the Company had cash and cash equivalents of approximately $4.2 million and short-term investments of approximately $34.4 million. The Company believes that existing sources of liquidity and internally generated cash, if any, will be sufficient to meet the Company's projected cash needs for at least the next 12 months. The Company intends to continue its significant product development efforts in the future and expects to fund those activities out of working capital. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations or possible acquisitions. In addition, the Company may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, if and when required by the Company.

Year 2000 Issue

      The year 2000 issue refers to the inability of certain date-sensitive computer chips, software and systems to recognize a two-digit date field as belonging to the 21st Century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations, causing disruptions to Corsair's products or operations (including manufacturing, or a temporary inability to process transactions or send invoices, or engage in other normal business activities). The year 2000 issue may create unforeseen risks to Corsair from product or internal computer system failures, as well as from the failure of third party computer systems with which it deals. Failures of Corsair's products or computer systems and or third party computer systems could have a material adverse impact on Corsair's ability to conduct its business.


       Management has initiated an enterprise-wide program to prepare Corsair's computer systems and applications for the year 2000 with respect to: (1) the portion of products developed internally by Corsair, (2) systems and applications developed by third parties and incorporated in Corsair's products, and (3) systems relied upon to conduct operations (including payroll, accounting and cash management). With respect to software developed internally by the Company, the results of that evaluation to date initially revealed certain source codes that were unable to appropriately interpret the upcoming calendar year 2000. The Company has completed its work to upgrade these programs to make them capable of processing data incorporating year 2000 dates without material errors or interruptions. With respect to third party software incorporated in the Company's products, all vendors whose software is used by the Company have indicated that their software is or will be year 2000 compliant. This includes all systems relied upon to conduct operations. Currently, the Company is establishing contingency plans to address the impact to the Company in the event its suppliers, products and internal systems are not year 2000 compliant. Evaluation of year 2000 issues is continuing, and there can be no assurance that additional issues, not presently known by the Company, will not be discovered which could present a material risk to the function of the Company's products and have a material adverse effect on the Company's business, operating results and financial condition. The total cost of the testing and conversion of internally developed hardware and software is expected to be approximately $600,000 and should be substantially incurred by June 30, 1999. A significant portion of these costs has not been incremental costs to Corsair, rather redeployment of existing information technology resources. Corsair expects to continue to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000.

ITEM 7.  Quantitative and Qualitative Disclosures about Market Risk

      We invest our excess cash and short-term investment in corporate debt securities with high quality credit ratings and maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results in operations. At December 31, 1998, we had outstanding a note payable for $2.0 million which matures in 2001. The note has a fixed interest rate of 15.8%. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

ITEM 8. Financial Statements and Supplementary Data





                          Annual Report on Form 10-K
                     For the Year Ended December 31, 1998

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                        ------
Independent Auditors' Report, KPMG LLP                                     28

Independent Auditors' Report, Deloitte & Touche LLP                        29

Consolidated Balance Sheets as of December 31, 1997 and 1998               30

Consolidated Statements of Operations for the years ended December 31,     31
  1996, 1997 and 1998
Consolidated Statements of Stockholders' Equity for the years ended        32
  December 31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows for the years ended December 31,     33
  1996, 1997 and 1998

Notes to Consolidated Financial Statements                                 34

                         Independent Auditors' Report

The Board of Directors
Corsair Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Corsair Communications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of Corsair's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the statements of operations, stockholders' equity and cash flows of Subscriber Computing Inc., a company acquired by Corsair Communications, Inc. in a business combination accounted for as a pooling of interests as described in Note 4 to the consolidated financial statements, which reflect total revenues constituting 37.2% and 21.4% in fiscal 1996 and 1997 respectively, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Subscriber Computing Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corsair Communications, Inc. and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.
                                                          /s/ KPMG LLP
San Francisco, California
February 2, 1999

                         Independent Auditors' Report

The Board of Directors
Subscriber Computing, Inc.:


      We have audited the balance sheets of Subscriber Computing, Inc. ("SCI") as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1997 (not presented separately herein). These financial statements are the responsibility of SCI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subscriber Computing, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flow for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

                                    /s/  DELOITTE & TOUCHE LLP

Costa Mesa, California
January 7, 1998

                         CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      DECEMBER 31,
                                                   1997        1998
                  ASSETS
    Current assets:
      Cash and cash equivalents                  $  18,228   $  4,196
      Short-term investments                        44,725     34,377
      Trade accounts receivable, less allowance
        for doubtful accounts of $1,428
        for 1997 and $2,896 for 1998                 5,610     14,134
      Evaluation inventory                           4,745      2,597
      Inventories, net                               3,618      5,676
      Prepaid expenses                               1,395      2,266
                                                 ----------  ---------
      Total current assets                          78,321     63,246
    Property and equipment, net                      7,110      7,422
    Other assets                                     2,108        892
                                                 ----------  ---------
                                                 $  87,539   $ 71,560
                                                 ==========  =========


                LIABILITIES AND STOCKHOLDERS'EQUITY
    Current liabilities:
      Accounts payable                           $   1,419    $ 1,706
      Accrued expenses                               7,881      7,731
      Current portion of notes payable               4,559        639
      Current portion of capital lease                 789        609
        obligations
      Deferred revenue                              12,352      7,137
                                                 ----------  ---------

      Total current liabilities                     27,000     17,822
    Notes payable, net of current portion            2,380      1,407
    Capital lease obligations, net of current          784        217
      portion                                      ----------  ---------

    Total liabilities                               30,164     19,446
                                                 ----------  ---------

    Commitments and contingencies

    Stockholders' equity:
      Common stock, $.001 par value; 20,000,000
       shares authorized; 17,548,562, and
       17,976,492 shares issued and outstanding
       at December 31, 1997 and 1998,
       respectively                                     17         18
      Notes receivable from stockholders             (511)      (468)
      Additional paid-in capital                   104,142    105,433
      Deferred compensation                          (648)      (288)
      Accumulated deficit                         (45,625)   (52,581)
                                                 ----------  ---------
      Total stockholders' equity                    57,375     52,114
                                                 ----------  ---------
                                                 $  87,539   $ 71,560
                                                 ==========  =========


         See accompanying notes to consolidated financial statements

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                         YEAR ENDED DECEMBER 31,
                                       1996        1997        1998
                                    ----------- ----------- -----------
    Revenues:
      Hardware                          18,168      37,882      34,089
      Software                           7,390      12,303      13,717
      Service                            5,658      10,671      17,412
                                    ----------- ----------- -----------
         Total revenues                 31,216      60,856      65,218
                                    ----------- ----------- -----------

    Cost of revenues:
      Hardware                          17,713      27,938      17,151
      Software                           1,966       1,903       1,317
      Service                            5,256       7,026       8,094
                                    ----------- ----------- -----------
        Total cost of revenues          24,935      36,867      26,562
                                    ----------- ----------- -----------
    Gross profit                         6,281      23,989      38,656
                                    ----------- ----------- -----------

    Operating costs and expenses:
      Research and development           8,583      12,525      18,289
      Sales and marketing                7,764      11,411      16,775
      General and                        5,282       9,432       8,501
        administrative
      Write-off  of                      3,760           -           -
        capitalized software costs
      Merger related expenses                -           -       4,191
                                   ----------- ----------- -----------
    Total operating costs and          25,389      33,368      47,756
      expenses                     ----------- ----------- -----------

      Operating loss                  (19,108)     (9,379)     (9,100)
    Interest income (expense), net       (494)       1,191       2,460
                                   ----------- ----------- -----------
      Loss before income taxes        (19,602)     (8,188)     (6,640)
    Income tax expense                      3           8           -
                                   ----------- ----------- -----------
    Loss before extraordinary        (19,605)     (8,196)     (6,640)
      item
    Loss on debt extinguishment,            -       (428)       (226)
      net                          =========== =========== ===========
    Net loss                       $ (19,605)  $  (8,624)   $  (6,866)
                                   =========== =========== ===========

    Basic and diluted net loss per share data:
    Loss before extraordinary
      item                         $  (11.57)  $  (0.82)    $   (0.38)
    Extraordinary item                     -      (0.04)        (0.01)
                                   =========== =========== ===========
    Basic and diluted net loss     $ (11.57)   $  (0.86)    $   (0.39)
      per share                    =========== =========== ===========

    Shares used in per share           1,694      10,017      17,749
      calculation                  =========== =========== ===========



         See accompanying notes to consolidated financial statements.


                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (IN THOUSANDS, EXCEPT SHARE DATA)



                    CONVERTIBLE                        NOTE
                     PREFERRED          COMMON      RECEIVABLE  ADDITIONAL                             TOTAL
                       STOCK            STOCK          FROM      PAID-IN     DEFERRED    ACCUM.    STOCKHOLDERS'
                  SHARES    AMOUNT  SHARES  AMOUNT  STOCKHOLDER  CAPITAL   COMPENSATION  DEFICIT      EQUITY

Balance as
of December     6,741,424     7   1,814,863     2       --        25,392         --     (12,324)     13,077
31, 1995

Exercise of
common                --     --     553,344    --    (136)           230         --           --         94
stock
options

Issuance of
convertible            --    --          --    --       --           131         --           --        131
preferred
stock
warrants
in
conjunction
with debt
financing

Issuance of
Series C        2,424,864     2          --    --       --        19,948         --           --     19,950
convertible
preferred
stock,
net of
issuance
costs

Deferred
compensation           --    --          --    --       --            73       (73)           --         --
related
to grant of
stock
options

Amortization
of deferred            --    --          --    --       --            --          4           --          4
compensation

Net loss               --    --          --    --       --            --         --      (19,605)  (19,605)
             ----------------------------------------------------------------------------------------------

Balance as
of December     9,166,288     9   2,368,207     2    (136)         5,774       (69)      (31,929)    13,651
31, 1996

Exercise of
common                 --    --     730,417     1       --           402         --           --        403
stock
options

Issuance of
common                 --    --      58,828    --       --           142         --           --        142
stock
for an
acquisition

Issuance of
common                 --    --     178,229    --    (375)           375         --           --         --
stock for
notes
receivable

Issuance of
Series B        1,911,951     2          --    --       --        14,092         --           --     14,094
convertible
preferred
stock,
net of
issuance
costs

Issuance of
Series D          266,668    --          --    --       --         2,996         --           --      2,996
convertible
preferred
stock,
net of
issuance
costs

Deferred
compensation           --    --          --    --       --         1,129    (1,129)           --         --
related
to grant of
stock
options

Amortization
of deferred            --    --          --    --       --            --        550           --        550
compensation

Conversion
of preferred (11,344,907)  (11)  11,344,907    11       --            --         --           --         --
stock to
common stock

Issuance of
common                 --    --   2,875,000     3       --        39,055         --           --     39,058
stock
net of
issuance
costs

Repurchase
of common              --    --     (7,026)    --       --            (3)        --           --        (3)
stock

Accretion
attributable           --    --          --    --       --            180        --        (180)         --
to
subsidiary's
preferred
stock

Net loss               --    --          --    --       --             --        --      (8,624)    (8,624)

Change in
subsidiary's           --    --          --    --       --             --        --      (4,892)    (4,892)
year end
             ---------------------------------------------------------------------------------------------

Balances as
of December            --    --  17,548,562    17    (511)        104,142     (648)     (45,625)     57,375
31, 1997

Stock
issued under           --    --     384,932     1       --          1,209        --           --      1,210
stock
option
and stock
purchase
plans

Stock
issued                 --    --      40,409    --       --             --        --           --         --
pursuant to
exercise
of warrants

Notes
receivable             --    --          --    --       43             --        --           --         43
repayments

Issuance of
common                 --    --      13,575    --       --             --        --           --         --
stock
for an
acquisition

Accretion
attributable           --    --          --    --       --             90        --         (90)         --
to
subsidiary's
preferred
stock

Repurchase
of common              --    --    (10,986)    --       --            (8)        --           --        (8)
stock

Amortization
of deferred            --    --          --    --       --             --       360           --        360
compensation

Net loss               --    --          --    --       --             --        --      (6,866)    (6,866)
             ----------------------------------------------------------------------------------------------
Balances as
of December
31, 1998               --    --  17,976,492  $ 18   $(468)      $ 105,433   $ (288)    $(52,581)    $52,114
             ==============================================================================================


                     See accompanying notes to financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                  1996        1997       1998
                                               ----------  ---------  ----------
Cash flows from operating activities:
  Net loss                                      $(19,605)  $ (8,624)  $  (6,866)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                  1,389      2,934       4,243
     Amortization of deferred compsensation             4        550         360
     Extraordinary loss on extinguishment               -        428         226
       of debt
     Loss on disposition of fixed assets                3        100           -
     Write-off of capitalized software              3,761          -           -
       development costs
     Merger-related costs                               -          -       4,191
     Changes in operating assets and
       liabilities:
        Trade accounts receivables                (3,373)      (886)     (8,524)
        Inventories                               (6,965)        969          90
        Prepaid expenses and other assets           (277)    (2,341)       (990)
        Accounts payable and accrued expenses       5,904        153     (4,054)
        Deferred revenue                            1,692      4,487     (5,215)
                                                ----------  ---------  ---------
          Net cash used in operating activities   (17,467)    (2,230)   (16,539)
                                                ----------  ---------  ---------
Cash flow from investing activities:
  Purchase of short-term investments              (2,472)   (66,601)    (29,514)
  Proceeds from sales and maturities of             1,957     23,969      39,862
    short-term investments
  Purchases of property and equipment             (1,504)    (4,822)     (3,446)
  Proceeds from sale of property and                   19          -           -
    equipment                                   ----------  ---------  ---------
          Net cash (used in) provided by          (2,000)   (47,454)       6,902
            investment activities               ----------  ---------  ---------

Cash flow from financing activities:
  Proceeds from sale of preferred stock, net       19,950     17,090           -
    of offering costs
  Proceeds from issuance of common stock,              95     39,458       1,202
    net of offering costs
  Proceeds from notes payable                       6,022        660       4,128
  Proceeds from issuance of warrants                  131          -           -
  Payments on note payable                          (322)    (8,269)     (9,021)
  Payments on capital lease                         (348)      (733)       (747)
  Loan to stockholder                                (64)          -           -
  Proceeds from note receivable from                   -          -          43
    stockholder                                 ----------  ---------  ---------
           Net cash (used in) provided             25,464     48,206     (4,395)
             by financing activities            ----------  ---------  ---------

Net increase (decrease) in cash and cash            5,997    (1,478)    (14,032)
  equivalents
Change in subsidiary's year end                         -         77           -
Cash and cash equivalents, beginning of year       13,632     19,629      18,228
                                                ----------  ---------  ---------
Cash and cash equivalents, end of year          $  19,629   $ 18,228   $   4,196
                                                ==========  =========  =========
Cash paid during the year:
    Interest                                    $     834   $  1,128   $   1,188
                                                ==========  =========  =========
    Income taxes                                $       2   $    807   $     364
                                                ==========  =========  =========
Noncash financing and investing activities:
    Assets recorded under capital leases        $   1,496   $    864   $       -
                                                ==========  =========  =========
    Common stock issued upon exercise of stock
      option in exchange for stockholders'
      note                                      $     136    $   375    $      -
                                                ==========  =========  =========
    Deferred compensation relating to stock
      option grants                             $      73   $  1,129   $       -
                                                ==========  =========  =========
    Conversion of preferred stock to common
      stock                                     $       -   $ 31,737   $       -
                                                ==========  =========  =========
    Accretion of subsidiary's preferred stock
      liquidation preference                    $       -   $    180   $      90
                                                ==========  =========  =========


         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


1. BUSINESS

 Corsair Communications, Inc. ("Corsair" or the "Company") is a leading provider of software and system solutions for the wireless industry, focusing on fraud prevention and prepaid wireless billing. On June 23, 1998, Corsair acquired
Subscriber Computing, Inc. ("SCI") in a combination accounted for under the pooling-of-interests method of accounting. Corsair's consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. Corsair's statement of operations for the three-year period ended December 31, 1998 have been combined with SCI's statement of operations for each of the years in the two-year period ended September 30, 1997, and the year ended December 31, 1998, respectively. Due to the fiscal year end conversion of SCI to that of Corsair, SCI's net revenues of $2.9 million and net loss of $4.9 million for the three months ended December 31, 1997 are not included in the consolidated statements of operations.

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from hardware sales is recognized upon shipment, unless a sales agreement contemplates that Corsair provide testing, integration or implementation services, in which case hardware revenue is recognized upon commissioning and acceptance of the product (the activation of the cell site equipment following testing integration and implementation). Revenue from the licensing of software products generally is recognized upon delivery of the products, unless the sales includes post-contract customer support for which vendor specific objective evidence does not exist, in which case the revenue is recognized ratably over the term of the license period. Revenue from services is recognized ratably over the term of the maintenance support, on a percentage of completion basis over the term of the consulting effort, or during the month the training or operations support is provided.

 In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). Effective January 1, 1998, the Company adopted SOP 97-2. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancement, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements, generally is recognized as the services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenue for the arrangement is deferred until such evidence exists or until all elements are delivered. There was no material change to the Company's accounting for revenues as a result of the adoption of SOP 97-2.

In December 1998, AcSEC issued SOP 98-9 "Software Revenue Recognition, with Respect to Certain Arrangements", which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9. SOP 97-2 is effective for transactions entered into beginning January 1, 2000.

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

Fair Value of Financial Instruments

The fair values of the Company's cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short maturity of those instruments.

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

 Investments, all of which are debt securities maturing in one year or less and are classified as available-for-sale, consisted of the following (in thousands):


                                                      DECEMBER 31,
                                                    1997       1998

      Corporate debt securities                  $ 25,505   $ 34,376
      Certificates of deposit                      15,405      2,291
      Commercial paper                             11,372         --
                                                 --------   --------
                                                 $ 52,282   $ 36,667
                                                 ========   ========

As of December 31, 1997 and 1998,  $7,557,000 and $2,290,000,  respectively,  of the Company's investments were classified as cash and cash equivalents in the accompanying balance sheets. Short-term investments as of December 31, 1997 included $992,000 of restricted cash under the terms of the Company's line of credit and long-term debt agreements.


Inventories

Inventories, including evaluation inventory, are stated at the lower of first-in, first-out cost, or market. Evaluation inventory is comprised of finished hardware units delivered to a customer which are pending commissioning of the product.

Property and Equipment

Property and equipment are recorded at cost. Equipment recorded under capital leases is stated at the lower of fair value or the present value of minimum lease payments at the inception of the lease. Depreciation is calculated under the straight-line method over the estimated useful lives of the assets, generally three to five years. Equipment recorded under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Software Research and Development Costs

All costs incurred to establish the technological feasibility of software are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized on a straight-line basis over their estimated useful lives. The Company determines that technological feasibility has been established once a working model has been completed and tested. During 1996, the Company wrote off $3.8 million of previously capitalized software costs after evaluating the recoverability of capitalized costs and determining that such costs were not recoverable based on changes in product mix. No software research and development costs have subsequently been capitalized as qualified amounts have not been material.

Other Assets

Included in other assets are spare parts that are generally amortized on a straight-line basis over the course of their respective useful lives, generally two years.

Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts more likely than not to be recovered.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Loss Per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, convertible preferred stock outstanding on an as if converted basis and common equivalent shares from options to purchase common stock and warrants outstanding using the treasury stock method.

The Company has excluded the impact of approximately 1,221,827, 1,268,289 and 1,951,331 outstanding options to purchase common stock and outstanding warrants to purchase 243,822, 271,545 and 194,249 shares of common stock as of December 31, 1996, 1997 and 1998, respectively, since their inclusion in diluted per share results would have been antidilutive.


Stock-Based Compensation

The company accounts for its stock-based compensation arrangements using the intrinsic-value method. As such, deferred compensation is recorded on the date of grant when the fair value of the underlying common stoc exceeds the exercise price or the purchase price for issuances or sales of common stock. Deferred compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation No. 28.

Comprehensive Loss

The Company has no significant components of other comprehensive loss, and accordingly, the comprehensive loss is the same as net loss for all periods.

Effect of New Accounting Standards.

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS 133 for its fiscal year 2000. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.


3. BALANCE SHEET COMPONENTS

Inventories

Inventories consisted of the following (in thousands):
                                                           DECEMBER 31,
                                                         1997       1998

  Raw materials                                        $ 1,479     $ 2,600
  Work in process                                          189         311
  Finished goods                                         1,950       2,765
                                                       -------     -------
                                                       $ 3,618     $ 5,676
                                                       =======     =======
Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                           DECEMBER 31,
                                                         1997       1998

  Computer equipment                                   $ 8,132     $10,059
  Furniture and fixtures                                   991       1,093
  Purchased software                                       665       1,233
  Leasehold improvements                                   931       1,311
  Machinery & equipment                                  1,326       1,795
                                                       -------     -------
                                                        12,045      15,491
    Less accumulated depreciation and amortization     (4,935)     (8,069)
                                                       -------     -------
                                                       $ 7,110      $7,422
                                                       =======     =======

The total amount of assets recorded under capital leases included in property and equipment is approximately $2,513,000 and $2,505,000 as of December 31, 1997 and 1998, respectively. Accumulated amortization thereon was $1,048,000 and $1,789,000 as of December 31, 1997 and 1998, respectively.


Accrued Expenses

Accrued expenses consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                          1997       1998

  Accrued benefits                                     $ 2,479     $ 2,261
  Accrued warranty costs                                 1,571       2,093
  Accrued professional fees                                782       1,416
  Other                                                  3,049       1,961
                                                       -------     -------
                                                       $ 7,881     $ 7,731
                                                       =======     =======

4.  MERGERS & ACQUISITIONS

Acquisition of Intelligent Object Solutions, Inc.

On December 27, 1996, the Company acquired the net assets of Intelligent Object Solutions, Inc. ("IOS"), a developer of cellular fraud prevention software. The Company issued 49,916 shares of common stock, valued at $105,000, in exchange for the net assets of IOS. The acquisition was recorded as a purchase and the results of operations for the period from December 27, 1996 are included in the accompanying consolidated financial statements. The purchase price was allocated $750,000 to software license costs, $563,000 to other assets acquired, $211,000 to goodwill and $1,419,000 to liabilities assumed based on fair values at the date of acquisition. Pursuant to the purchase agreement, the Company issued from escrow an additional 8,912 and 13,575 shares of common stock, valued at a total of $37,500, during 1997 and 1998, respectively. In 1997, the Company, evaluated the recoverability of the remaining amounts recorded for goodwill and software license costs related to the acquisition of IOS. Based on this evaluation, the Company determined that $190,000 of goodwill and $600,000 of software license costs were not recoverable and wrote-off those amounts during the three-month period ended December 31, 1997.

Merger with Subscriber Computing Inc.

On June 23, 1998, Corsair issued approximately 3.9 million shares of its Common Stock in exchange for all of the outstanding shares of common stock of SCI, a provider of software systems to the paging, cellular and PCS industries. As a result of the merger, each outstanding share of SCI Preferred Stock was converted into shares of SCI Common Stock based on their respective liquidation preference. Concurrently, each share of SCI Common Stock was converted into
0.238 shares of Corsair Common Stock, and SCI became a wholly owned subsidiary of Corsair. In addition, Corsair has reserved approximately 464,500 shares of its Common Stock for issuance upon the exercise of assumed SCI stock options and warrants. The merger was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented.

The results of operations previously reported by the separate enterprises and the combined amounts presented at the time of the merger are summarized below (in thousands):

                                      Corsair           SCI         Combined
                                    -------------   ------------   ------------
 Six  Months  Ended  June 30, 1998
    Total revenue                    $  29,682       $   7,879     $   37,561
       Extraordinary loss                   --             226            226
       Net income (loss)                 3,861         (7,174)        (3,313)

 Year Ended December 31, 1997
    Total revenue                    $  47,838       $  13,018     $   60,856
       Extraordinary loss                  428             --             428
       Net loss                        (1,068)         (7,556)        (8,624)

 Year Ended December 31, 1996
    Total revenue                    $  19,606       $  11,610     $   31,216
       Net loss                       (12,761)         (6,844)       (19,605)

 In the second quarter, Corsair recorded merger-related costs and expenses of $4.2 million. The following table presents the components of the total expenses along with the charges against the reserves through December 31, 1998 (in thousands):
                                                         Non-cash     December
                                       Total  Amounts   Writedown     31, 1998
                                       Charge   Paid    of Assets      Balance

  Transaction costs                    2,535    2,221         --         314
  Termination benefits (20 employees)  1,511    1,511         --          --
  Redundant facility and other           145       11        134          --
    equipment costs                    ========================================
            Total                      $4,191  $3,743      $ 134      $  314
                                       ========================================

Corsair expects that all significant amounts included in the December 31, 1998 reserve will be paid within the next three months.

5. DEBT

Notes payable consist of the following at December 31 (in thousands, except per share amounts):

                                                           1997        1998
                                                         ---------   ---------
Note payable to a financial institution, monthly
payments of $74 at interest of 15.8% with lump sum
payment of $260 due on June 1, 2001, collateralized
by substantially all assets of the Company.....           $2,600      $2,046

Note payable to a bank, monthly payments of $14
plus interest at the bank's prime rate (8.5% at
December 31, 1997) plus 1% per annum through
June 1, 1999, balance of principal and interset
due July 1, 1999, collateralized by substantially
all assets of the Company, including a minimum
deposit required with the bank, which was $319
at December 31, 1997.  Early extinguishment
paid in June 1998                                            264          --

Note payable to a bank, monthly payments of $14
plus interest at the bank's prime rate (8.5% at
December 31, 1997) plus 1% per annum through
April 3, 2000, balance of principal and interst
due May 3, 2000, collateralized by substantially
all assets of the Company, including a minimum
deposit required with the bank, which was $458
at December 31, 1997.  Early extinguishment paid
in June 1998                                                 403          --

Note payable to a bank, monthly payments of $4
plus interest at the bank's prime rate (8.5% at
December 31, 1997) plus 1.5% per annum,
collateralized by substantially all assets of
the Company, due March 1998, including a minimum
deposit required with the bank, which was $29
at December 31, 1997                                          12          --

Unsecured subordinated note payable to a
customer, due on July 1, 1998, interest payable
quarterly at 9% per annum, through July 1, 1998            2,500          --


Line of credit, monthly payment of interest at
the bank's prime rate (8.5% at December 31, 1997)
with all borrowing payable on demand or upon
expiration of the line in April 1998.
Collaterialized by substantially all assets of
the Company, including a minimum deposit required,
which was $185 as of  December 31, 1998.  Warrants
were issued to purchase 6 shares of stock at $16.84
per share for a period of five years from date
of issuance                                                1,160          --
                                                        ---------   ---------
                                                           6,939       2,046
Less current portion                                     (4,559)       (639)
                                                        =========   =========
Notes payable, net of current portion                      2,380       1,407
                                                        =========   =========

During 1998, the Company incurred a loss on debt extinguishment of $226 associated with paying the principal and interest of $4.8 million of short-term and long-term notes payable noted above. The loss was comprised of the amortization of the remaining loan fees associated with the debt issuance.

In August 1995, the Company entered into a loan and security agreement with a lending institution pursuant to which the Company borrowed $1.0 million, secured by the Company's inventory and fixed assets, at a 14.95% stated interest rate. In July 1996, the Company entered into additional agreements with two lending institutions pursuant to which the Company borrowed $5.0 million at a 14.55% stated interest rate. These creditors were granted a security interest in certain of the Company's tangible and intangible assets. The Company issued warrants in conjunction with both debt financings to purchase an aggregate 157,907 shares of Series B convertible preferred stock at an exercise price of $5.91 to $6.65 per share. The warrants, exercisable until July 2002, were assigned an aggregate value of $161,000, with the value being amortized over the term of the loan and recorded as interest expense.

During 1997, the Company recorded an extraordinary loss of $428,000 in connection with the payment of $5.1 million in principal and interest for the early extinguishment of all three loan and security agreements. The loss was comprised of pre-payment penalties and amortization of the remaining discount on the debt associated with the warrants issued along with the notes payable.

In June 1997, the Company signed a Loan and Security Agreement which made available a $3.0 million equipment term loan facility at prime plus 0.75% (9.25% at December 31, 1998). The loan facility was available through July 1998 and secured by any underlying equipment purchased. As of December 31, 1998, the Company did not have any borrowings under the equipment term loan.

6. INCOME TAXES

A reconciliation of the Federal statutory rate of 34% as applied to net loss from continuing operations to the Company's effective tax rate is as follows (in thousands):

                                            Year Ended December 31,
                                     --------------------------------------
                                        1996         1997          1998
                                     ------------  ----------   -----------
Benefit at U.S. Federal statutory        (6,665)     (2,423)       (2,258)
  rate
S corporation loss not subject to          2,327       2,062            --
  tax
Unutilized net operating losses            4,244         153         1,832
State income taxes                             3           8            --
Nondeductible merger expenses                 --          --           369
Other nondeductible expenses                  94         208            57
                                     ===========   ==========   ===========
     Total tax expense                         3           8            --
                                     ============  ==========   ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):
                                                        December 31,
                                                   ------------------------
                                                     1997          1998
                                                   ----------   -----------
Deferred tax assets:
  Inventory, due to reserves and additional          $   401       $   745
    amounts capitalized for tax
  Other accruals and reserves not currently            1,476         1,936
    deductible for tax purposes
  Technology asset                                     1,677         1,476
  Net operating loss carryforwards and                10,155        10,717
    deferred  startup costs
  Credit carryforwards                                 1,468         2,164
  Fixed assets                                           182           627
  Other                                                   --            98
                                                   ----------   -----------
      Total gross deferred tax assets                 15,359        17,763
  Less valuation allowance                          (15,331)      (17,763)
                                                   ----------   -----------
      Net deferred tax assets                             28            --
                                                   ----------   -----------
Deferred tax liabilities:
    Other deferred liabilities                          (28)            --
                                                   ----------   -----------
              Total deferred tax liabilities            (28)            --
                                                   ----------   -----------
              Net deferred tax assets                     --            --
                                                   ==========   ===========

The net change in the valuation allowance for the years ended December 31, 1997 and 1998, were increases of approximately $4,005,000 and $2,432,000, respectively. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized and, accordingly, a valuation allowance is required.

As of December 31, 1998, the Company had net federal and California operating loss carryforwards of approximately $26,960,000 and $16,988,000, respectively, for income tax reporting purposes. The Federal net operating loss carryforwards expire beginning in 2009 through the year 2011. The California net operating loss carryforwards expire in 2002.

The Company also has research and experimental tax credit carryforwards aggregating approximately $1,102,000 and $796,000 for Federal and California purposes, respectively. The Federal credit carryforwards expire beginning in 2009 through 2018. The California credits carry over indefinitely until utilized.

There are also California credit carryforwards for qualified manufacturing and research and development equipment of approximately $133,000; these credits expire in 2006.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. An "ownership change" occurred in October 1996. The approximate amounts of carryforward items affected by this restriction are as follows (in thousands):

                                          Federal          California

            Net operating losses           $13,400,000     9,800,000
            Research credits                   230,000        80,000


This restriction also applies to carryforward items resulting from the "ownership change" upon the acquisition of SCI in June 1998. The approximate amounts of carryforward items of this subsidiary which are affected by this restriction are as follows:

                                          Federal          California

            Net operating losses           $13,600,000     6,800,000
            Research credits                   222,000       123,000


The "ownership change" restrictions are not expected to impair the Company's ability to utilize the affected carryforward items. If there should be a subsequent "ownership change," of the Company, as defined, its ability to utilize all stated carryforwards could be reduced.


7. STOCKHOLDERS' EQUITY

 Preferred Stock

Upon the Company's initial public offering of its common stock on July 29, 1997, all shares of issued and outstanding Preferred Stock were converted to 11,344,907 shares of common stock. Following the conversion, the Company had no preferred stock outstanding.

1997 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan

In February 1997, the Company's subsidiary, SCI, adopted the 1997 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "SCI" Plan) and authorized 653,290 shares of the Company's common stock to be issued under the SCI Plan. Incentive options may be issued to officers and key employees. Nonqualified options and restricted shares may be issued as determined by the Board of Directors. The exercise prices are to be determined pursuant to formulas specified in the SCI Plan but not less than the fair market value at the grant date. Options expire within ten years from the date of grant.

In connection with the adoption of the SCI Plan, certain stockholders were issued restricted stock in return for cancellation of options granted under the previous plan. As consideration for the stock received, the stockholders issued notes payable to the Company totaling $375,125. The notes bear interest at a rate of 7% per annum, with principal and interest due on February 28, 2002, and are secured by the stock received. The notes have been included as a separate component of stockholders' equity in the accompanying financial statements.

The Company has assumed certain option plans in connection with the merger of SCI as discussed in Note 4. These options were granted under terms similar to the terms of the Plan at prices adjusted to reflect the relative exchange ratios of the mergers. All former plans were terminated as to future grants upon completion of the merger.

1997 Stock Incentive Plan

In May 1997, the Company adopted the 1997 Stock Incentive Plan (the "Plan") and authorized 1,337,633 shares of the Company's common stock to be issued under the Plan. Under provisions of the Plan, options are granted at fair market value at date of grant for incentive stock options or no less than 85% of fair market value for nonqualified options. Options generally vest over 4 years with 25% vesting on the first anniversary of the vesting commencement date and monthly thereafter. Options generally expire 10 years from the date of grant.

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

The 1997 Plan succeeds the 1996 Stock Option/Stock Issuance Plan and the 1997 Officer Stock Option Plan.

1997 Employee Stock Purchase Plan

In May 1997, the Board adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 166,667 shares of Common Stock for issuance under the Purchase Plan. No stock was issued under the Purchase Plan in 1997, while 106,900 shares were issued in 1998.

Accounting for Stock-based Compensation

The Company uses the intrinsic-value method to account for all of its stock-based employee compensation plans. During 1996 and 1997 the Company recorded deferred compensation costs totaling $1,202,000 related to its stock option plans for the difference between the exercise price of each option and the fair market value of the underlying common stock as of the grant date for each stock option. This amount is being amortized over the vesting period of the individual options, generally four years. Amortization of deferred compensation totaled $550,000 and $360,000 in 1997 and 1998 respectively, and has been charged to operating expenses.

Had compensation cost for the Company's stock option and employee purchase plans been determined consistent with the fair value approach enumerated in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's 1996 net loss would not have been materially impacted. For pro forma purposes, the Company's 1997 and 1998 net loss would have been as follows (in thousands, except per share data):

                                        Year Ended December 31
                                            1997          1998
                                        -----------   ------------
Net loss - as reported                       8,624          6,866
Net loss - pro forma                         9,315          8,790
Basic and diluted net loss per                0.86           0.39
share - as reported
Basic and diluted net loss per                0.93           0.50
share - pro forma

The fair value of each option under the Plan is estimated based on the date of grant using the Black-Scholes method in 1997 and 1998, using the following weighted-average assumptions:

                                                  1997        1998
      Expected life (years)                      2.86         2.64
      Expected stock price volatility              27%          60%
      Risk-free interest rate                    6.12%        4.83%

No dividend impact was considered as the Company has never declared, and does not have plans to declare any future dividends.

The pro forma net loss and loss per share include expenses related to the Purchase Plan. The weighted average fair value of purchase rights granted during 1998 under the Purchase Plan is $5.40. The fair value is estimated using the Black-Scholes model assuming no expected dividends on the date of grant, a risk-free rate of 5.107%, volatility of 60%, and an expected life of 1.14 years. No employee stock purchase plan was in place in 1996.

Stock Option Activity and Status

The following table summarizes activity under the Company's Option Plans:

                                                               Weighted-Average
                                     Weighted-Average Options       Fair Value
                          Shares       Exercise      Vested at      of Options
                                        Price       Period-End       Granted
Outstanding as of        1,285,681          $0.48
December 31, 1995
   Options granted         673,379           0.76
                                                                           $0.20
                                                                   =============
   Options exercised     (553,344)           0.42
   Options cancelled     (183,889)           0.56

                         ----------  -------------
Outstanding as of        1,221,827           0.65
December 31, 1996
                                                        258,079
                                                    ============
   Options granted       1,090,534           6.50
                                                                           $3.60
                                                                   =============
   Options exercised     (730,416)           0.55
   Options cancelled     (313,656)           1.30
                         ----------  -------------
Outstanding as of        1,268,289           5.58
December 31, 1997
                                                        254,065
                                                    ============
    Options granted      2,029,748           6.44
                                                                           $2.79
                                                                   =============
    Option exercised     (271,961)           1.91
    Options cancelled   1,074,745)          11.74
                         ----------  -------------

Outstanding as of        1,951,331           3.59       291,477
December 31, 1998
                         ==========  =============  ============


The following table summarizes information about stock options outstanding as of December 31, 1998:

                 Outstanding                             Exercisable

                     Weighted-average
             Number of   Remaining   Weighted-average Number of Weighted-average
 Exercise     shares    Contractual   exercise price    shares     Exercised
   prices                   life                                   prices
$0.30-$2.11    414,768      6.63           $0.82       256,631       $  0.80
$2.88-$3.00    686,575      9.73           $2.93           497       $  2.88
$3.06-$5.00    360,218      9.91           $4.85         2,903       $  4.21
$5.13          396,563      9.95           $5.13           --        $  5.13
$5.19-$19.50    93,207      6.74           $9.35        31,446       $ 10.14
==============================================================================
$0.30-$19.50 1,951,331      9.00           $3.59       291,477       $  1.84
==============================================================================

As of December 31, 1998, employees held 197,020 shares of common stock outstanding by virtue of option exercises which were subject to repurchase by the Company at prices ranging from $0.30 to $1.13 per share. The Company's right of repurchase expires 25% on the first anniversary of the original issuance date and monthly thereafter, over a four-year period.

During the fourth quarter of 1998, the Company's Board of Directors approved the repricing of approximately 821,000 outstanding stock options held by existing employees to the current fair market value of the Company's stock at the date of the repricing.

Notes Receivable from Stockholder

In November 1996, the Company issued an aggregate of 370,101 shares of common stock in connection with option exercises by the Company's President.

In connection with such issuance, the Company's President paid for the stock by issuing a note payable (secured pursuant to a pledge agreement for 370,101 shares of common stock held by the Company's President) to the Company. The Company has the right to repurchase such stock at the original purchase price per share upon the purchaser's cessation of service prior to vesting in such shares. The repurchase right lapses over the following four years. As of December 31, 1998, 29,167 of such shares of common stock are included in the 197,020 total shares of common stock subject to repurchase by the Company. The secured note payable bears interest at the rate of 7% per annum. In 1998, the terms of the note were extended to October 1999.

8. COMMITMENTS AND CONTINGENCIES

 Leases

In August 1995, the Company entered into a leasing agreement to finance the purchase of up to $1.0 million in equipment. In 1996, the Company entered into a second leasing agreement to finance the purchase of an additional $500,000 in equipment. Lease terms under both agreements are for 42 months and are accounted for as capital leases. As of December 31, 1998, the Company had no remaining amounts available under these leasing agreements

The Company is obligated under certain noncancelable operating leases for office space and equipment expiring at various dates through 1999. Total rental expense was approximately $1,107,000, $1,539,000 and $1,938,000 for the years ended December 31, 1996, 1997, and 1998 respectively.

Future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Year ending                                          Capital    Operating
December 31,                                         leases      leases
   1999                                               $  699     $ 2,390
   2000                                                  164       2,440
   2001                                                   17       2,149
   2002                                                    7         817
                                                      ------     -------
Total minimum lease payments                          $  887     $ 7,796
Less amount representing interest                         61     =======
                                                      ------
                                                         826
Less current portion of obligations                      609
  under capital lease                                 ------
Long-term portion of capital lease obligations        $  217
                                                      ======

Litigation

The Company is involved in various legal matters that have arisen in the normal course of business. Management believes, after consultation with counsel, any liability that may result from the disposition of such legal matters will not have a material adverse effect on the Company's financial condition or results of operations.

9.  SEGMENT INFORMATION

 The Company has adopted the provision of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, the Company operates in, and measures its results in a single operating segment, wireless system solutions, rather than distinctive product segments.

The Company's operations are located in the United States. Revenues from international sources relate to export sales primarily to distributors in Europe, Latin America and Asia. The Company's revenue by geographic area is as follows (in thousands):

                                      Years Ended
                                      December 31,
                           -----------------------------------
                              1996         1997        1998
                           -----------  -----------  ---------
Revenues:
    North America          $   27,321   $   46,371   $ 38,022
    Latin America                 707        5,933     14,827
    Pacific Rim                 1,496        5,568      6,921
    Europe                      1,692        2,984      5,448
                           -----------  -----------  ---------
         Total             $   31,216   $   60,856   $ 65,218


The Company has no material operating assets outside of the United States.

Significant Customers

The following tables summarize information relating to the Company's significant customers as of December 31, 1997 and 1998 and for the years ended December 31, 1996, 1997 and 1998:
                                                   Percentage of Total
                                                        Revenues
                                                   1996    1997    1998

      Customer A                                      3%    11%     13%
      Customer B                                      6%    12%     10%
      Customer C                                      8%    10%      9%
      Customer D                                     12%     4%      1%
      Customer E                                     10%     5%      3%

                                                        Percentage of Trade
                                                        Accounts Receivable
                                                           1997    1998

      Customer B                                            12%     --%
      Customer C                                            14%     --%
      Customer F                                            --%     12%
      Customer G                                            --%     11%
      Customer H                                            13%     --%
      Customer I                                            13%     --%

10.    SUBSEQUENT EVENTS

On February 3, 1999, the Company sold substantially all of the assets relating to its Communication Resource Manager billing system and certain related products to Wireless Billing Systems ("WBS"), a California corporation, pursuant to the terms of an Asset Purchase Agreement.

Pursuant to the terms of the Asset Purchase Agreement, the Company made an initial payment of $1,000,000 to WBS at the closing and agreed to loan WBS an additional $200,000 pursuant to the terms of a secured promissory note bearing interest at the rate of 10% per annum, due and payable in 24 months from the date of issuance.

On or before April 15, 1999, the Company will prepare a closing balance sheet as of January 31, 1999, reflecting the assets and liabilities transferred to WBS, as adjusted to reflect (i) the actual book value of selected fixed assets to be acquired by WBS, (ii) accounts receivable assumed by WBS and (iii) prepayments received by the Company prior to the February 3, 1999 that are returned by WBS to customers (the "Closing Balance Sheet"). In the event that the net asset value, as reflected on the Closing Balance Sheet is negative, the Company shall deliver to WBS the amount by which such net asset value is negative in cash. In the event that the net asset value, as reflected on the Closing Balance Sheet is positive, WBS shall deliver to the Company a secured promissory note in the aggregate principal amount by which such net asset value is positive, bearing interest at the rate of 10% per annum due and payable in 24 months from the date of issuance. In addition, pending the consent of a customer impacted by this transaction, the Company may be required to make an additional, significant payment to WBS.

The Company is currently evaluating the impact of the sale and determination of the accounting treatment, subject to the preparation of the Closing Balance Sheet.

Also in February, the Company signed a letter of intent to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of entering into the strategic relationship, the Company has determined that it will discontinue a development project, which likely will result in the recording of certain one time charges. The financial impact of both events will be disclosed in the Company's first quarter filing of 1999.

UNAUDITED QUARTERLY RESULTS

                                             Quarters Ended
                             Mar  31      June 30 *      Sept 30       Dec 31
                          ------------  -------------  ------------  -----------
Total revenues              $  18,834      $  19,049     $  12,023     $ 15,312
Gross Profits                   9,688         11,701         7,568        9,699
Operating expenses             10,071         15,097        11,280       11,308
Operating loss                  (383)        (3,396)       (3,712)      (1,609)
Net income (loss)                 307        (3,330)       (3,089)        (754)

Net income (loss) per       $    0.02      $  (0.19)     $  (0.17)     $ (0.04)
  share:
Shares used in per             18,115         17,660        17,802       17,926
  share  computation


* Net income (loss) for the second quarter of 1998 is presented net of an adjustment to the quarter's previously reported operating figures. The adjustment was to decrease operating expenses by approximately $290 for the second quarter. The adjustment caused related changes to operating loss, and net income (loss).

                                    PART III
------------------------------------------------------------------------------


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

      (c) Business Expenses. The information under the heading "Business Expenses," appearing in the Proxy Statement, is incorporated herein by reference.

      (d) Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of copies of Forms 3,4 and 5 and amendments thereto furnished to the Registrant, or written representations that no Form 5s were required, the Company believes that, during January 1, 1998 through December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater that 10% stockholders were satisfied.


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

                                     PART IV
------------------------------------------------------------------------------


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)   (1)   Financial Statements

      The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 27.

      (2)   Financial Statement Schedules

      Schedule II: Valuation of Qualifying Accounts                   page 53

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(b)   Exhibits

Exhibit
Number                  Description
 3.1 + Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.2)
 3.2 + Restated Bylaws of the(Exhibit 3.3) 4.1 + Form of Certificate for Common Stock.
10.1 + Series A Preferred Stock Purchase Agreement between the Company and the purchasers listed on Schedule A thereto, dated December 10, 1994
10.2 + Asset Purchase Agreement between the Company and ESL Incorporated, dated December 14, 1994.
10.3 + Series A Preferred Stock Purchase Agreement between the Company and ESL Incorporated, dated December 14, 1994.
10.4 + License and Technical Assistance Agreement between the Company, TRW Inc. and ESL Incorporated, dated December 14, 1994.
10.5  + AirTouch   Assignment   Agreement   between   the  Company  and  ESL
        Incorporated, dated December 14,1994
10.6 + Development and License Agreement between ESL Incorporated and PacTel Corporation, dated October 4, 1993.
10.7 + First Amendment to the Development and License Agreement between ESL Incorporated and PacTel Corporation, dated October 23, 1994.
10.8 + Second Amendment to and Consent of Assignment of the Development and License Agreement between the Company and AirTouch, dated December 14, 1994.
10.9 + Third Amendment to the Development and License Agreement between the Company and AirTouch, dated August 18, 1995.
10.10 + 1995 Stock Option/Stock Issuance Plan.
10.11 + 1995 Stock Option/Stock Issuance Plan Form of Notice of Grant.
10.12 + 1995 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.13 + 1995 Stock Option/Stock Issuance  Plan  Form of Stock Purchase
        Agreement.
10.14 + Patent License Agreement.
10.15 + Master Lease Agreement, as amended, and Schedules VL-1 and VL-2 between the Company and Comdisco, Inc., dated August 31, 1995.
10.16 + Loan and Security Agreement between the Company and Comdisco, Inc., dated August 31, 1995.
10.17 + Secured Promissory Note from the Company to Comdisco, Inc., dated August 31, 1995.
10.18 + Warrant granted to Comdisco, Inc. to purchase Series B Preferred Stock, dated August 31, 1995.

10.19 + Series B Preferred Stock Purchase Agreement between the Company and the investors listed on Schedule A thereto, dated October 31, 1995.
10.20 + 1996 Stock Option/Stock Issuance Plan, as amended.
10.21 + 1996 Stock Option/Stock Issuance Plan Form of Notice of Grant, as
        amended.
10.22 + 1996 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.23 + 1996 Stock Option/Stock Issuance Plan Form of Stock Purchase
        Agreement, as amended.
10.24 + Promissory  Note from Martin  Silver to the Company,  dated April 10,
        1996.
10.25 + Promissory  Note from Martin  Silver to the Company,  dated April 10,
        1996.
10.26 + Loan and Security Agreement between the Company and Comdisco, Inc., dated July 31, 1996.
10.27 + Warrant granted to Comdisco, Inc. to purchase Series B Preferred Stock, dated July 31, 1996.
10.28 + Secured Promissory Note from the Company to Comdisco, Inc., dated July 31, 1996.
10.29 + Loan and Security Agreement between the Company and MMC/GATX Partnership No. 1, dated July 31, 1996.
10.30 + Warrant granted to MMC/GATX Partnership No. 1 to purchase Series B Preferred Stock, dated July 31, 1996.
10.31 + Secured Promissory Note from the Company to MMC/GATX  Partnership No.
        1, dated July 31, 1996.
10.32 + Warrant granted to Comdisco, Inc. to purchase Series B Preferred Stock, dated August 5, 1996.
10.33 + Loan and Security Agreement between the Company and Silicon Valley Bank, dated August 30, 1996.
10.34 + Series C Preferred Stock Purchase Agreement between the Company and the investors listed on Schedule A thereto, dated October 30, 1996.
10.35 + Amended and Restated Investors' Rights Agreement between the Company and various stockholders, dated October 30, 1996.
10.36 + Amendment No. 1 to the Amended and Restated Investors' Rights Agreement between the Company and various stockholders, dated March 7, 1997.
10.37 + Directed Share Agreement between the Company and the investors listed on Exhibit A thereto, dated October 30, 1996.
10.38 + Promissory Note from Mary Ann Byrnes to the Company, dated November 14, 1996, as amended.
10.39 + 1997 Officer Stock Option Plan.
10.40 + 1997 Officer Stock Option Plan Form of Stock Option Agreement, as
        amended.
10.41 + 1997 Employee Stock Purchase Plan.
10.42 + 1997 Stock Incentive Plan.
10.43 + 1997 Stock Incentive Plan Form of Notice of Grant.
10.44 + 1997 Stock Incentive Plan Form of Stock Option Agreement.
10.45 + Lease dated January 10, 1997 between the Company and San Thomas Investment Company.
10.46 + Series D Preferred Stock Purchase Agreement between the Company and the investors listed on Schedule A thereto, dated March 7, 1997.
10.47 + Form of Master Purchase and Licensing Agreement.
10.48 + Form of Confidential Disclosure Agreement.
10.49 + Form of Indemnification Agreement between the Company and each of its directors.
10.50 + Form of Indemnification Agreement between the Company and each of its officers.
10.51 + Form of Written Consent of Holders of Series A, Series B, Series C and Series D Preferred Stock to cnversion.
10.52 + Form of Waiver of Registration Rights
23.1  * Report on Schedule and Consent of Independent Auditors,  KPMG LLP.
23.2  * Consent of Deloitte & Touche LLP, Independent Accountants.
24.1  * Power of Attorney (See page 47 ).
27.1  * Financial Data Schedule
------------------------------------------------------------------------------
*  Filed herewith.
+  Incorporated  by reference to the same numbered  exhibit (except as otherwise
   indicated)  to  the  Company's   Registration  Statement  on  Form  S-1  (no.
   333-28519), filed on June 4, 1997 as amended.

Supplemental Information

      Copies of the Registrant's Proxy Statement for the annual Meeting of Stockholders to be held June 16, 1999 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they are distributed to the Registrant's stockholders.

                                  Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: April 7, 1999                       Corsair Communications, Inc.

                                                By:/s/Mary Ann Byrnes
                                                   Mary Ann Byrnes
                                                   Chief Executive Officer

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

      April 7, 1999     /s/Kevin R. Compton
                        Kevin R. Compton, Chairman of the Board of Directors


      April 7, 1999     /s/Mary Ann Byrnes
                        Mary Ann Byrnes, Director


      April 7, 1999     /s/Peter L.S. Currie
                        Peter L.S. Currie, Director


      April 7, 1999     /s/Stephen M. Dow
                        Stephen M. Dow, Director


      April 7, 1999     /s/David H. Ring
                        David H. Ring, Director


      April 7, 1999     /s/Rachelle B. Chong
                        Rachelle B. Chong, Director

                                                                   Schedule II

                         Corsair Communications, Inc.
                      Valuation and Qualifying Accounts
                                (in thousands)


RESERVE FOR BAD DEBT AND ALLOWANCES


                     Balance at  Charged
                      beginning  to costs               Balance at
     YEAR ENDED        of the    and        Deductions  end of the
                       period     expenses                period
December 31, 1996      $    550   $     445  $     128    $     867
December 31, 1997      $    867   $   2,018  $   1,457    $   1,428
December 31, 1998      $  1,428   $   2,692  $   1,224    $   2,896

                                                                  Exhibit 23.1

            REPORT ON SCHEDULE AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Corsair Communications, Inc.

The audits referred to in our report dated February 2, 1999, included the related financial statement schedule for each of the years in the three-year period ended December 31, 1998, included in the annual report on Form 10-K of Corsair Communications, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

We consent to incorporation by reference in the registration statement (No. 333-3231) on form S-8 of Corsair Communications, Inc. of our report dated February 2, 1999, relating to the balance sheets of Corsair Communications, Inc. as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31 1998, and the related schedule, which reports appear in the December 31, 1998 annual report on Form 10-K of Corsair Communications, Inc.

KPMG LLP


San Francisco, California
April 8, 1999

                                                                  Exhibit 23.2

                        INDEPENDENT AUDITOR'S CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-3231 of Corsair Communications, Inc. on Form S-8 of our report on the financial statements of Subscriber Computing, Inc. as of September 30, 1996 and 1997 dated January 7, 1998, appearing in the Annual Report on Form 10-K of Corsair Communications, Inc. for the fiscal year ended December 31, 1998.


DELOITTE & TOUCHE LLP

Costa Mesa, California
April 7, 1999

                     (THIS PAGE INTENTIONALLY LEFT BLANK)