Form 10-Q
period 1999-03-31
CORSAIR COMMUNICATIONS INC
filed 1999-05-17
CIK 1028285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -------------


                                   FORM 10-Qq

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999.


  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-2285


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


      The number of shares of the Registrant's Common Stock outstanding as of April 30, 1999 was 18,120,967.

                                      INDEX



                                                                        Page No.
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of March 31,
          1999 and December 31, 1998........................................3

         Unaudited Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 1999 and 1998 .......................4

         Unaudited Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended Marchc 31, 1999 and 1998.......................5

         Notes to Condensed Consolidated Financial Statements ..............6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................8

Part II. Other Information

Item 2.  Change in Securities and Use of Proceeds..........................19

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........20

Item 6.  Exhibits and Reports on Form 8-K .................................20

Signatures ................................................................20

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                           CORSAIR COMUNICATIONS, INC.
                 Unaudited Condensed Consolidated Balance Sheets
                                (In thousands)

                                             March 31,       December 31,
                                                1999             1998
                                           ---------------  --------------
Assets


Cash and cash equivalents                  $     5,462      $    4,196
Short-term investments                          28,227          34,377
Trade accounts receivable, net                  20,000          14,134
Inventories, net                                 4,380           5,676
Evaluation inventory                             2,763           2,597
Prepaids and other                               1,950           2,266
Current portion of note receivable                 301              --
                                           ---------------  --------------
  Total current assets                          63,083          63,246
Property and equipment, net                      4,398           7,422
Note receivable, net of current portion          1,849              --
Other assets                                       875             892
                                           ===============  ==============
  Total assets                             $    70,205      $   71,560
                                           ===============  ==============

Liabilities and Stockholders' Equity

Accounts payable                           $     $ 944      $    1,706
Accrued benefits                                 1,490           2,261
Accrued expenses                                 6,219           5,470
Current portion of notes payable                   662             639
Current portion of capital lease                   413             609
  obligations
Deferred revenue                                 8,508           7,137
                                           ---------------  --------------
  Total current liabilities                     18,236          17,822
Notes payable, net of current portion            1,233           1,407
Capital lease obligations, net of current           80             217
  portion
                                           ---------------  --------------
  Total liabilities                             19,549          19,446
                                           ---------------  --------------
Common stock                                       18               18
Notes receivable from stockholders               (468)           (468)
Additional paid-in capital                     106,048         105,433
Deferred compensation                            (227)           (288)
Accumulated deficit                           (54,715)        (52,581)
                                           ---------------  --------------
  Total stockholders equity                     50,656          52,114
                                           ---------------  --------------
  Total liabilities and stockholders       $    70,205      $   71,560
   equity                                  ===============  ==============

    See accompanying notes to Condensed Consolidated Financial Statements

                           CORSAIR COMUNICATIONS, INC.
            Unaudited Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                   Three Months Ended
                                                        March 31,
                                               ----------------------------
                                                  1999            1998
                                               ------------    ------------
Revenues:
   Hardware revenue                             $   8,519       $  12,121
   Software revenue                                 2,923           2,754
   Service revenue                                  3,836           3,959
                                               ------------    ------------
      Total revenues                               15,278          18,834

Cost of revenues:
   Hardware revenue costs                           3,985           6,649
   Software revenue costs                             231             352
   Service revenue costs                            1,538           2,145
                                               ------------    ------------
      Total cost of revenues                        5,754           9,146
                                               ------------    ------------
      Gross profit                                  9,524           9,688
                                               ------------    ------------

Operating costs and expenses:
   Research and development                         3,482           4,625
   Sales and marketing                              3,942           3,454
   General and administrative                       1,601           1,992
   Reorganization costs                               856              --
                                               ------------    ------------
Total operating costs and expenses                  9,881          10,071
                                               ------------    ------------
   Operating loss                                   (357)           (383)

Loss on sale of assets                            (2,176)              --
Other income, net                                     399             944
                                               ------------    ------------
   Income (loss) before income taxes              (2,134)             561
Income taxes                                          --            (254)
                                               ------------    ------------
Net income (loss)                              $  (2,134)      $      307
                                               ============    ============

Basic and diluted net income (loss)per share data:
   Basic net income (loss) per share           $   (0.12)      $      0.2
                                               ============    ============
   Shares used in basic per share calculation      18,032          17,618
                                               ============    ============
   Diluted net income (loss) per share         $   (0.12)      $     0.02
                                               ============    ============
   Shares used in diluted per share                18,032          18,583
     calculation                               ============    ============



    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------   -----------
Cash flows from operating activities:
   Net income (loss)                                  $ (2,134)     $     307
   Adjustments to reconcile net loss to net cash
     provided by (used in)operating activities:
      Depreciation and amortization                       1,132           970
      Amortization of deferred compensation and              61           115
        compensation expense
      Loss on sale of assets                              2,176            --
      Reorganization costs                                  856            --
      Changes in operating assets and liabilities:
         Trade accounts receivable                      (7,806)       (6,066)
         Inventories                                      1,120         1,629
         Prepaid expenses and other assets                (309)         (768)
         Accounts payable and accrued expenses          (1,372)         1,927
         Deferred revenue                                 2,398         1,513
                                                      ----------   -----------
            Net cash used in operating activities       (3,878)         (373)
                                                      ----------   -----------
Cash flows from investing activities:
   Payment on sale of CRM assets                        (1,000)            --
   Purchase of short-term investments                   (2,000)       (8,967)
   Proceeds from sales and maturities of short-term       8,150         3,764
     investments
   (Purchases) sales of property and equipment               64       (1,124)
                                                      ----------   -----------
       Net cash provided by (used in) investing           5,214       (6,327)
         activities                                   ----------   -----------
Cash flows from financing activities:
   Proceeds from stock options and purchase plans           258           388
   Proceeds from debt                                        --         2,600
   Principal payments on debt obligations                 (151)       (1,047)
   Proceeds from note receivable from stockholder            --           109
   Principal payment on capital lease                     (177)         (632)
                                                      ----------   -----------
      Net cash provided by (used in) financing             (70)         1,418
        activities                                    ----------   -----------

   Net increase (decrease) in cash and cash               1,266       (5,282)
     equivalents
   Cash and cash equivalents, beginning of period         4,196        18,228
                                                      ==========   ===========
   Cash and cash equivalents, end of period           $   5,462    $   12,946
                                                      ==========   ===========
Cash Paid:
   Interest                                           $      91    $      260
                                                      ==========   ===========
   Income taxes                                       $      --    $       --
                                                      ==========   ===========
Noncash financing and investing activities:
   Note receivable in exchange for net assets sold    $   2,150    $       --
                                                      ==========   ===========
   Options vesting in reorganization costs            $     357    $       --
                                                      ==========   ===========

    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

         The accompanying unaudited consolidated financial information has been prepared by Corsair Communications, Inc. ("Corsair" or the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. On June 23, 1998, Corsair acquired Subscriber Computing, Inc. ("SCI") in a combination accounted for under the pooling-of-interests method of accounting. Corsair's condensed consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with Corsair's Annual Report on Form 10-K for the year ended December 31, 1998 and Registration Statement on Form S-4, dated May 27, 1998.

         The  condensed   consolidated   financial  statements  include  Corsair
   Communications,   Inc.,   and  its   subsidiary.   Significant   intercompany
   transactions and accounts have been eliminated.


2.    Net Income (Loss) Per Share

         Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. No common equivalent shares are included for loss periods as they would be antidilutive. Dilutive common equivalent shares consist of stock options and stock warrants and their effect is computed using the treasury stock method.

   The following tables set forth the computations of shares and net loss used in the calculation of basic and diluted net loss per share for the three months ended March 31, 1999 and 1998 (in thousands, except per share data):

                                                     Three Months Ended
                                                         March 31,
                                                     1999           1998
                                                 ------------   ------------
    Basic net income (loss) per share data:
       Net income (loss)                         $  (2,134)     $      307
                                                 ============   ============
       Actual weighted average common shares
         outstanding for the period                  18,032         17,618
                                                 ------------   ------------
    Basic net income (loss) per share            $   (0.12)     $     0.02
                                                 ------------   ------------

    Diluted net income (loss) per share data:
       Net income (loss)                         $  (2,134)     $      307
                                                 ============   ============
       Actual weighted average common shares
         outstanding for the period                  18,032         17,618
       Stock options and warrants outstanding            --            965
                                                 ------------   ------------
    Shares used in diluted per share:                18,032         18,583
                                                 ============   ============
    Diluted net income (loss) per share          $   (0.12)     $     0.02
                                                 ============   ============

   The Company has excluded the impact of approximately 1,758,630 outstanding options to purchase common stock at a weighted average price of $3.77 during the three months ended March 31, 1999, and outstanding warrants to purchase 194,249 shares of common stock at a weighted average price of $10.89 during the three months ended March 31, 1999, since their inclusion in diluted per share results would have been antidilutive.


3.    Inventories

   Inventories are stated at the lower of cost or market and are summarized as follows (in thousands):

                                                      March 31,     December
                                                        1999        31, 1998
                                                     -----------   ----------
    Raw materials                                    $   2,198     $  2,600
    Work in progress                                       445          311
    Finished goods                                       1,737        2,765
                                                     ===========   ==========
                                                     $   4,380     $  5,676
                                                     ===========   ==========


4.    Reorganization Costs

   On February 3, 1999, the Company signed a letter of intent to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of entering into the strategic relationship, the Company discontinued a development project, which resulted in a charge of $856,000, consisting of $649,000 in accrued termination benefits for 13 employees and equipment write-downs of $207,000. As of March 31, 1999, all of the accrued termination had been paid.


5.    Loss on Sale of Assets

   Also on February 3, 1999, the Company sold substantially all of the assets relating to its Communication Resource Manager billing system and certain related products to Wireless Billing Systems ("WBS"), a California corporation, pursuant to the terms of an Asset Purchase Agreement.

   In conjunction with the sale, the Company received from WBS a secured promissory note receivable of $2.2 million, which was $2.2 million less than the net book value of the net assets transferred to WBS, consisting of cash, accounts receivable, property and equipment, and deferred revenue. The note bears interest at the rate of 10% per annum, payable in equal monthly installments based upon a sixty month amortization schedule with a final payment of the remaining unpaid principal with all accrued interest due and payable in May, 2003. The Company recorded a loss on the sale of the net assets of approximately $2.2 million, for the difference between the consideration received and the net book value of the nets assets transferred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This discussion may contain forward-looking statements that involve risks and uncertainties. The actual results of Corsair Communications, Inc. and it's subsidiaries ("Corsair") may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" below. Corsair undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

The following should be read in conjunction with Corsair's unaudited condensed consolidated financial statements and notes thereto.


      Corsair Communications, Inc. is a leading provider of software and system solutions for the wireless industry. Corsair's PhonePrint system has proven highly effective in reducing cloning fraud. The PhonePrint system has prevented hundreds of millions of fraudulent call attempts; some of Corsair's customers have reported up to a 95% reduction in cloning fraud losses after deploying PhonePrint. The Company's PrePay billing system provides wireless telecommunications carriers with a prepaid system designed to fully integrate with the upcoming wireless intelligent network standards. The Company believes that its products can provide a number of benefits to wireless telecommunications carriers, including reduced costs, improved cash flow, increased market penetration and improved customer service.


Recent Events

      On February 3, 1999, the Company sold substantially all of the assets relating to its Communication Resource Manager ("CRM") billing system and certain related products to Wireless Billing Systems ("WBS"), a California corporation, pursuant to the terms of an Asset Purchase Agreement. The Company recorded a loss on the sale of assets of approximately $2.2 million, consisting of a cash payment of $1 million to WBS and $1.2 million in transaction costs and other charges related to the sale.

      Also on February 3, 1999, the Company signed a letter of intent to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of entering into the strategic relationship, the Company discontinued a development project, which resulted in a charge of $856,000, consisting of $649,000 in accrued termination benefits for 13 employees and equipment write-downs of $207,000.


Results of Operations

      Revenues: For the three months ended March 31, 1999, total revenues were $15.3 million, compared with $18.8 million for the same period in 1998. The decrease in revenues for the three months ended March 31, 1999 was primarily due to the $3.6 million dollar decrease in hardware revenues from the saturation of the domestic markets. For the three months ended March 31, 1999, international revenues comprised 67% of total revenues, compared with 41% of total revenues for the three months ended March 31, 1998. The Company expects international revenues to increase both in absolute dollars as well as in a percentage of revenues, as demonstrated by recent press releases announcing international sales of PhonePrint to several foreign markets. Software and Service revenues remained relatively consistent with the same period of 1998 regardless of the loss of CRM related revenue following the sale of assets early in the first quarter of 1999. The decrease related to CRM was offset by the increase in PrePay license revenues and the corresponding consulting and maintenance work required with the new license sales.

      Gross Profit: Gross profit increased to 62% of total revenues in the three months ended March 31, 1999 from 51% of revenues in the comparable three month period of 1998. The increase in gross profit was due primarily to the favorable manufacturing yields and lower material costs for hardware sales, which contributed $4.5 million to gross profit for the three month period ended March 31, 1999. Software gross profit contributed $2.7 million from improved product mix while Service gross profit of $2.3 million was the result of lower personnel related costs supporting the installed based on PhonePrint units under maintenance contracts.

      Research and Development: For the three months ended March 31, 1999, research and development expenses were $3.5 million compared with $4.6 million for the same period of 1998, a decrease of $1.1 million or 25%. The decrease in research and development expenses was due primarily to the reduction in headcount from the CRM sale and the discontinued development project. Research and development expenses were 23% and 25% of revenues for the three months ended March 31, 1999 and 1998, respectively.

      Sales and Marketing: For the three months ended March 31, 1999, sales and marketing expenses were $3.9 million compared with $3.5 million for the same period of 1998, an increase of $488,000 or 14%. The increase in sales and marketing expense was due to a higher headcount in 1999 than in the same period of the prior year. In addition, the incremental costs relating to additional travel and commissions costs contributed to the increase in sales and marketing expenses. Sales and marketing expenses were 26% and 18% of revenues for the three months ended March 31, 1999 and 1998, respectively.

      General and Administrative: For the three months ended March 31, 1999, general and administrative expenses were $1.6 million compared with $2.0 million for the same period of 1998, a decrease of $391,000 or 20%. The decrease for the three month period is due to the consolidation of operations following the merger in the second quarter of 1998. General and administrative expenses were 10% and 11% of revenues for the three months ended March 31, 1999 and 1998, respectively.

      Reorganization Costs: As discussed in Note 4 of the Notes to the Condensed Consolidated Financial Information, the Company discontinued a development project, which resulted in a charge of $856,000 in certain one-time charges, consisting of $649,000 in termination benefits for 13 employees and equipment write-downs of $207,000.

      Loss on Sale of Assets: As discussed in Note 5 of the Notes to the Condensed Consolidated Financial Information, the Company sold substantially all of the assets relating to its Communication Resource Manager billing system and certain related products to Wireless Billing Systems ("WBS"). The sale of assets resulted in a loss of $2.2 million consisting of a payment of $1 million to WBS and $1.2 million in transaction costs and other charges related to the sale.

      Other  Income,  Net:  Net other  income and  expense  consists of interest income from the Company's cash and short-term investments, net of interest expense on the Company's equipment loans, equipment lease lines and other loans and other non-operating income. The decrease in net other income for the three months ended March 31, 1999 was due to a favorable settlement of $325,000 recorded in the first quarter of 1998 from a customer dispute, in addition to the lower average cash investment balances held in 1999.


Liquidity and Capital Resources

      Corsair has funded its operations through a series of Preferred Stock private placements, debt financing, and an initial public offering in July 1997. As of March 31, 1999, Corsair's cash and short-term investments were $33.7 million compared with $38.6 million at December 31, 1998.

      Net cash of $3.9 million was used by operations for the first three months of 1999. This was primarily due to increased levels of accounts receivables from higher sales volume and lower deferred revenue balances given the timing of revenue recognition, offset by a decrease in inventory following improved customer acceptance of hardware products. Net cash of $5.2 million was provided by investing activities, including the net sale of short-term investments, and the purchase of property and equipment. Corsair continues to invest in capital equipment to support its employee and facility growth, its implementation of new management and accounting systems, and its research and development activities. Net cash of $70,000 was used by financing activities for the repayment of various debt instruments offset by proceeds from employee purchases of common stock.

      Corsair believes that existing sources of liquidity and internally generated cash, if any, will be sufficient to meet Corsair's projected cash needs for at least the next 12 months. Corsair intends to continue product development efforts in the future and expects to fund those activities out of working capital. There can be no assurance, however, that Corsair will not require additional financing prior to such date to fund its operations or possible acquisitions. In addition, Corsair may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to Corsair on acceptable terms, or at all, if and when required by Corsair.


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

      Lack of Sustained Profitability. The Company has incurred net losses since its incorporation resulting in an accumulated deficit of $54.7 million as of March 31, 1999. There can be no assurance that the Company's existing revenue levels can be sustained, and past and existing revenue levels should not be considered indicative of future results or growth. Moreover, there can be no assurance that the Company will reach profitability on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere in this Quarterly Report. The Company's future operating results will depend upon, among other factors: the demand for PhonePrint; the demand for PrePay, the Company's ability to introduce successful new products and product enhancements, including products that are sold to both analog network carriers and digital network carriers such as Personal Communications Services ("PCS") and Enhanced Specialized Mobile Radio ("ESMR") carriers; the level of product and price competition; the ability of the Company to expand its international sales; the Company's success in expanding distribution channels; the Company's success in attracting and retaining motivated and qualified personnel; and the ability of the Company to avoid patent and intellectual property litigation. If the Company is not successful in addressing such risks, as well as the others set forth in this Quarterly Report, the Company's business, operating results and financial condition will be materially adversely affected.

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

      Dependence on PrePay; Dependence on Ericsson Radio Systems AB Switching Equipment . The Company anticipates that PrePay, the Company's prepaid metered billing solution, will account for a growing percentage of the Company's revenues in 1999. As a result, the Company's future operating results will depend on the demand for and market acceptance of PrePay. To date, only a small number of wireless carriers have deployed PrePay, and the rate of adoption of the PrePay system will need to increase dramatically in order to achieve the Company's revenue targets. The Company's PrePay solution currently only works in conjunction with Ericsson switching equipment. Therefore, only carriers that have deployed Ericsson's infrastructure equipment are potential customers for PrePay. In order to expand the Company's potential customer base by making PrePay compatible with other infrastructure equipment, the Company and the infrastructure provider each would have to complete significant development projects. There can be no assurance that Corsair will be able to cause PrePay to work with any other infrastructure provider's equipment, or that Corsair will be capable of causing PrePay to work on future versions of Ericsson equipment. Any reduction in the demand for prepaid billing services or any failure to gain market acceptance for Corsair's PrePay solution would have a material adverse effect on the Company's business, operating results and financial condition.

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

      Dependence on Distributors. Domestically and in certain Latin American countries, PhonePrint is currently marketed primarily through the Company's direct sales efforts. The Company has entered into distribution agreements with respect to PhonePrint with, amongst others, Motorola, Inc., Ericsson and Aurora Wireless Technologies, Ltd. and a sales referral agreement with Lucent Technologies, Inc. and Sumitomo Corporation of America. PrePay is currently marketed primarily through the Company's distribution agreement with Ericsson, and to a limited extent, through the Company's direct sales efforts. The Company seeks to pursue distribution agreements and other forms of sales and marketing arrangements with other companies and the Company believes that its dependence on distributors and these other sales and marketing relationships will increase in the future, both with respect to PhonePrint, PrePay and new products, if any, that the Company may offer in the future. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and the Company does not expect to have any guarantees of continuing orders. There can be no assurance that any existing or future distributors or other sales and marketing partners will not become competitors of the Company with respect to PhonePrint, PrePay or any future product either by developing a competitive product themselves or by distributing a competitive offering. In fact, the Company believes that with respect to PrePay, Ericsson from time to time may evaluate and seek to distribute or acquire alternative vendor's prepaid product offerings. Any failure by the Company's existing and future distributors or other sales and marketing partners to generate significant revenues could have a material adverse effect on the Company's business, operating results and financial condition.

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

      Highly Competitive Industry. The market for PhonePrint is intensely competitive. The Company believes that the primary competitive factors in the cloning fraud prevention market in which it currently competes include product effectiveness and quality, price, service and support capability and compatibility with cloning fraud prevention systems used by the carrier in other geographic markets and by the carrier's roaming partners. There has been a tendency for carriers that purchase cloning fraud prevention systems to purchase products from the company that supplies cloning fraud prevention systems to other carriers with whom the purchasing carrier has a roaming arrangement. As a result, the Company expects it will be significantly more difficult to sell PhonePrint to a carrier if the carrier's roaming partners use cloning fraud prevention systems supplied by a competitor. Furthermore, once a competitor has made a sale of RF-based cloning fraud prevention systems to a carrier, the Company expects that it is unlikely that the Company would be able to sell PhonePrint to that carrier.

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

      Customer Concentration. To date, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers, comprised entirely of wireless telecommunications carriers, or distributors who resell the Company's products to wireless telecommunications carriers. For the three months ended March 31, 1999, Ericsson Radio Systems AB, Aurora Wireless Technology, Telcel Celular C.A., and Motorola, Inc. each accounted for greater than 10% of the Company's total revenues and collectively accounted for over 93% of the Company's total revenues in the period. BellSouth Cellular Corporation and GTE Mobilnet Service Corporation each accounted for greater than 10% of the Company's total revenues in fiscal 1998 and collectively accounted for over 23% of the Company's total revenues in fiscal 1998. In fiscal 1997, BellSouth Cellular Corporation, GTE Mobilnet Service Corporation and Southwestern Bell Mobile Systems, Inc. each accounted for greater than 10% of the Company's total revenues in fiscal 1997, and collectively accounted for over 33% of the Company's total revenues for the year. In fiscal 1996, AT&T Wireless Services, and Los Angeles Cellular Telephone Company each accounted for greater than 10% of the Company's total revenues, and collectively accounted for over 22% of the Company's total revenues for the year. A relatively small number of carriers that operate analog networks are potential customers for PhonePrint and a relatively small number of carriers that use Ericsson infrastructure equipment are potential customers for PrePay. The Company believes that the number of potential customers for future products, if any, will be relatively small. Any failure by the Company to capture a significant share of those customers could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects a relatively small number of customers will continue to represent a significant percentage of its total revenues for each quarter for the foreseeable future, although the companies that comprise the largest customers in any given quarter may change from quarter to quarter. The terms of the Company's agreements with its customers are generally for periods of between two and five years. Although these agreements typically contain annual software license fees and various service and support fees, there are no minimum payment obligations or obligations to make future purchases of hardware or to license additional software. Therefore, there can be no assurance that any of the Company's current customers will generate significant revenues in future periods.

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

PART II - OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

      From the effective date of Corsair's initial registration statement on Form S-1 on July 29, 1997 (Registration No. 333-28519) to March 31, 1999, the approximate use of the net offering proceeds were $12.9 million for the repayment of indebtedness, $7.4 million for capital expenditures, and $4.3 million for acquisition costs paid through June 30, 1998. The remaining balance from the net proceeds of $39.1 million have been invested in short-term investments, pending future use. All payments were direct or indirect payments to third-parties.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company invests its excess cash and short-term investment in corporate debt securities with high quality credit ratings and maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income earned on investments and, therefore, impact the Company's cash flows and results in operations. At March 31, 1999, the Company had outstanding a note payable for $1.9 million which matures in 2001. The note has a fixed interest rate of 15.8%. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact the Company's cash flows or results of operations. The Company is not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.


Item 6. Exhibits and Reports on Form 8-K.

       a.   Exhibits
            27.1  Financial Data Schedule

       b.   Reports on Form 8-K.

            Form 8-K filed on February 3, 1999 regarding disposition of assets relating to SCI's Communication Resource Manager billing system. No financials statements were filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Corsair Communications, Inc.


Date: May 14, 1999                  By:      /s/ Martin J. Silver

                                    Martin J. Silver
                                    Chief Financial Officer and Secretary
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)