Form 10-Q
period 1999-06-30
CORSAIR COMMUNICATIONS INC
filed 1999-08-16
CIK 1028285

24


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -------------


                                    FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999.


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


      The number of shares of the Registrant's Common Stock outstanding as of July 31, 1999 was 17,908,838.

                                      INDEX




                                                                        Page No.
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1999 and
          December 31, 1998.................................................3

         Condensed Consolidated Statements of Operations for the Three and
          Six Months Ended June 30, 1999 and 1998 ..........................4

         Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and 1998 .....................................5

         Notes to Condensed Consolidated Financial Statements...............6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........22


Part II. Other Information

Item 2.  Change in Securities and Use of Proceeds..........................22

Item 4.  Submission of Matters to a Vote of Security Holders...............22


Item 6.  Exhibits and Reports on Form 8-K .................................23


Signatures ................................................................23

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
               Unaudited Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                 June 30,       December 31,
                                                   1999             1998
                                              ---------------  --------------
Assets

Cash and cash equivalents                      $   13,465       $   4,196
Short-term investments                             28,227          34,377
Trade accounts receivable, net                     14,473          14,134
Inventories, net                                    2,646           5,676
Evaluation inventory                                2,949           2,597
Prepaids and other                                  1,757           2,266
Current portion of note receivable                    366              --
                                              ---------------  --------------
  Total current assets                             63,883          63,246
Property and equipment, net                         4,072           7,422
Note receivable, net of current portion             1,541              --
Other assets                                          728             892
                                              ===============  ==============
  Total assets                                 $   70,224       $  71,560
                                              ===============  ==============

Liabilities and Stockholders' Equity
Accounts payable                               $    1,589       $   1,706
Accrued benefits                                    2,209           2,261
Accrued expenses                                    5,912           5,470
Current portion of notes payable                      686             639
Current portion of capital lease obligations          246             609
Deferred revenue                                    7,571           7,137
                                              ---------------  --------------
  Total current liabilities                        18,213          17,822
Notes payable, net of current portion               1,052           1,407
Capital lease obligations,  net of current             16             217
   portion                                    ---------------  --------------
  Total liabilities                                19,281          19,446
                                              ---------------  --------------
Common stock                                           18              18
Notes receivable from stockholders                   (368)           (468)
Additional paid-in capital                        106,075         105,433
Treasury stock, at cost, 598 shares in 1999        (2,306)             --
Deferred compensation                                (182)           (288)
Accumulated deficit                               (52,294)        (52,581)
                                             ---------------  --------------
  Total stockholders' equity                       50,943          52,114
                                             ---------------  --------------
  Total liabilities and stockholders'equity   $    70,224      $   71,560
                                             ===============  ==============

    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Operations
                    (In thousands, except per share data)


                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                       1999       1998        1999      1998
                                     ---------- ---------- ---------- ----------
  Revenues:
      Hardware revenue               $   9,018  $   9,925  $  17,537  $ 22,047
      Software revenue                   3,988      4,462      6,911     7,216
      Service revenue                    3,040      4,662      6,876     8,298
                                     ---------- ---------- ---------- ----------
        Total revenues                  16,046     19,049     31,324    37,561

  Cost of revenues:
      Hardware revenue costs             4,700      4,643      8,685    11,292
      Software revenue costs               382        356        613       708
      Service revenue costs              1,307      2,349      2,845     4,494
                                     ---------- ---------- ---------- ----------
        Total cost of revenues           6,389      7,348     12,143    16,494
                                     ---------- ---------- ---------- ----------
        Gross profit                     9,657     11,701     19,181    21,067
                                     ---------- ---------- ---------- ----------

  Operating costs and expenses:
      Research and development           2,527      4,340      6,009     8,965
      Sales and marketing                3,467      4,136      7,409     7,591
      General and administrative         1,607      2,430      3,208     4,424
      Merger related expenses               --      4,481         --     4,481
      Reorganization costs                  --         --        856       --
                                     ---------- ---------- ---------- ----------

        Total operating costs and       7,601     15,387      17,482    25,461
          expenses                   ---------- ---------- ---------- ----------

         Operating income (loss)         2,056    (3,686)      1,699    (4,394)

  Loss on sale of assets                    --         --     (2,176)      --
  Other income, net                        365        402        764     1,671
                                     ---------- ---------- ---------- ----------

    Income (loss) before income taxes    2,421    (3,284)        287    (2,723)
  Income taxes                              --        110         --       364
                                     ---------- ---------- ---------- ----------
  Loss before extraordinary item         2,421    (3,394)        287     3,087)
  Loss on debt extinquishment               --      (226)         --      (226)
                                     ---------- ---------- ---------- ----------

  Net income (loss)                  $   2,421  $ (3,620)  $     287  $ (3,313)
                                     ========== ========== ========== ==========

  Basic and diluted net loss per sharedata:
    Basic net loss before
      extraordinary item             $    0.14  $  (0.19)  $    0.02  $  (0.18)
  Extraordinary loss on debt                --     (0.01)         --     (0.01)
  extinquishment
  Basic net income (loss) per share  $    0.14  $  (0.20)  $    0.02  $  (0.19)
                                     ========== ========== ========== ==========
  Shares used in basic per share        17,832    17,660      17,933    17,632
  calculation                        ========== ========== ========== ==========

  Diluted net income (loss) per      $    0.13  $  (0.20)  $    0.02  $ 17,632
    share                            ========== ========== ========== ==========
  Shares used in diluted per share
    calculation                         18,236     17,660     18,400    17,632
                                     ========== ========== ========== ==========


    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                                         Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                         1999         1998
                                                      ----------   -----------
Cash flows from operating activities:
   Net income (loss)                                  $     287    $   (3,313)
   Adjustments to reconcile net loss to net cash
     provided by (used in)operating activities:
      Depreciation and amortization                       2,015         1,935
      Amortization of deferred compensation and             106           298
        compensation expens
      Loss on sale of assets                              2,176            --
      Reorganization costs                                  856            --
      Extraordinary loss on debt extinquishment              --           226
      Merger related costs                                   --         4,108
      Changes in operating assets and liabilities:
        Trade accounts receivable                        (2,260)       (1,915)
        Inventories                                       2,668         2,954
        Prepaid expenses and other assets                   (70)         (630)
        Accounts payable and accrued expenses              (315)          661
        Deferred revenue                                  1,603        (6,895)
                                                      ----------   -----------
          Net cash provided by (used in) operating        7,066        (2,571)
            activities                                ----------   -----------
Cash flows from investing activities:
   Payment on sale of CRM assets                         (1,275)           --
   Purchase of short-term investments                    (2,000)      (14,413)
   Proceeds from sales and maturities of short-term       8,150        11,016
     investments
   Purchases of property and equipment                      (64)       (2,041)
                                                      ----------   -----------
      Net cash provided by (used in)investing             4,811        (5,438)
        activities                                    ----------   -----------
Cash flows from financing activities:
   Proceeds from stock options and purchase plan            285           402
   Proceeds from debt                                        --         4,128
   Principal payments on debt obligations                  (308)       (6,460)
   Proceeds from notes receivables                           29            --
   Proceeds from notes receivable from stockholder          100            36
   Principal payment on capital lease                      (408)         (396)
   Repurchase of common stock                            (2,306)           --
                                                      ----------   -----------
     Net cash used in financing activities               (2,608)       (2,290)
                                                      ----------   -----------
   Net increase (decrease) in cash and cash               9,269      (10,299)
     equivalents
   Cash and cash equivalents, beginning of period         4,196        16,915
                                                      ==========   ===========
   Cash and cash equivalents, end of period           $  13,465    $    6,616
                                                      ==========   ===========
Cash Paid:
        Interest                                      $     170    $      624
                                                      ==========   ===========
   Income taxes                                       $      --    $      332
                                                      ==========   ===========
Noncash financing and investing activities:
   Note receivable in exchange for net assets sold    $   1,976    $       --
                                                      ==========   ===========
   Options vesting in reorganization costs            $     357    $       --
                                                      ==========   ===========

    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

         The accompanying unaudited consolidated financial information has been prepared by Corsair Communications, Inc. ("Corsair" or the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. On June 23, 1998, Corsair acquired Subscriber Computing, Inc. ("SCI") in a combination accounted for under the pooling-of-interests method of accounting. Corsair's condensed consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with Corsair's Annual Report on Form 10-K for the year ended December 31, 1998.

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

   The  following  tables  set forth the  computations  of shares and net income
   (loss) used in the calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 1999 and 1998 (in thousands, except per share data):

                                     Three Months Ended      Six Months Ended
                                         June 30,                 June 30,
                                      1999        1998       1999       1998
                                    ----------  ---------- ---------- ----------
    Basic net income (loss) per share data:
      Net income (loss)              $  2,421   $ (3,620)   $   287   $ (3,313)
                                     =========  ========== ========== ==========
      Actual weighted average common
       shares outstanding for the
       period                          17,832     17,660     17,933     17,632
                                    ==========  ========== ========== ==========
      Basic net income (loss) per
       share                        $    0.14   $  (0.20)  $   0.02   $  (0.19)
                                    ----------  ---------- ---------- ----------
    Diluted net income (loss) per
      share data:
      Net income (loss)             $   2,421   $(3,620)   $    287   $ (3,313)
                                    ==========  ========== ========== ==========
      Actual weighted average
       common shares oustanding
       for the period                  17,832     17,660     17,933     17,632
      Stock options and warrants
       outstanding                        404         --        467         --
                                    ----------  ---------- ---------- ----------
    Shares used in diluted per         18,236     17,660     18,400     17,632
      share:                        ==========  ========== ========== ==========
    Diluted net income (loss) per   $    0.13   $  (0.20)  $   0.02   $  (0.19)
    share                           ==========  ========== ========== ==========

   The Company has excluded the impact of approximately 1,637,679 outstanding options to purchase common stock at a weighted average exercise price of $8.17 during the three and six months ended June 30, 1998, and outstanding warrants to purchase 108,334 and 194,249 shares of common stock at a weighted average exercise price of $6.65 and $10.89 during the three and six months ended June 30, 1999 and 1998, respectively, since their inclusion in diluted per share results would have been antidilutive.


3.     Inventories

   Inventories are stated at the lower of cost or market and are summarized as follows (in thousands):

                                                      June 30,     December
                                                        1999        31, 1998
                                                     -----------   ----------
    Raw materials                                    $   1,145     $   2,600
    Work in progress                                       619           311
    Finished goods                                         882         2,765
                                                     ===========   ==========
                                                     $   2,646      $  5,676
                                                     ===========   ==========


4.    Common Stock Repurchase

   During the six months ended June 30, 1999, the Company has repurchased 598,000 shares of its common stock at a cost of $2.3 million.

5. Merger with Subscriber Computing, Inc.

       On June 23, 1998, Corsair issued approximately 3.9 million shares of its common stock in exchange for all of the outstanding shares of common stock of SCI, a provider of software systems to the paging, cellular and Personal Communication Service industries. The merger was accounted for as a pooling of interests, and accordingly, the Company's condensed consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. As a result of the merger, the Company incurred merger related and other charges of $4.5 million consisting of $2.8 million in transaction costs, $1.5 million in accrued termination benefits for 20 employees and redundant facility and other equipment costs of $200,000.

   The results of operations previously reported by the separate enterprises and the combined amounts presented at the time of the merger are summarized below (in thousands):

                                      Corsair           SCI         Combined
                                    -------------   ------------   ------------
     Six Months Ended June 30, 1999

            Total revenue            $    29,682     $    7,879      $  37,561
            Extraordinary loss                --            226            226
            Net income (loss)              3,861         (7,174)        (3,313)


6.    Reorganization Costs

On February 3, 1999, the Company signed a letter of intent to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of entering into the strategic relationship, the Company discontinued a development project, which resulted in a charge of $856,000, consisting of $649,000 in accrued termination benefits for 13 employees and equipment write-downs of $207,000. As of June 30, 1999, all of the accrued termination benefits had been paid. 7. Loss on Sale of Assets

   Also on February 3, 1999, the Company sold substantially all of the assets relating to its Communication Resource Manager billing system and certain related products to Wireless Billing Systems ("WBS"), a California corporation, pursuant to the terms of an Asset Purchase Agreement.

       In conjunction with the sale, the Company received from WBS a secured promissory note receivable of $2.2 million, which was $2.2 million less than the net book value of the net assets transferred to WBS, consisting of cash, accounts receivable, property and equipment, and deferred revenue. The note bears interest at the rate of 10% per annum, payable in equal monthly installments based upon a sixty month amortization schedule with a final payment of the remaining unpaid principal with all accrued interest due and payable in May, 2003. The Company recorded a loss on the sale of the net assets of approximately $2.2 million, for the difference between the consideration received and the net book value of the assets transferred.

8.    Extraordinary Item

    In the second quarter of fiscal 1998, Corsair incurred a loss on debt extinquishment of $226,000 associated with paying the principal and interest of $4.8 million of short-term and long-term notes payable. The loss was comprised of the amortization of the remaining loan fees associated with the debt issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This discussion may contain forward-looking statements that involve risks and uncertainties. The actual results of Corsair Communications, Inc. and it's subsidiary ("Corsair"or the "Company) may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" below. Corsair undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

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


Recent Events

      On February 3, 1999, the Company sold substantially all of the assets relating to its Communication Resource Manager ("CRM") billing system and certain related products to Wireless Billing Systems ("WBS"), a California corporation, pursuant to the terms of an Asset Purchase Agreement. The Company recorded a loss on the sale of assets of approximately $2.2 million, for the difference between the consideration received and the net book value of the net assets transferred to WBS, consisting of cash, accounts receivable, property and equipment and deferred revenue

      Also on February 3, 1999, the Company signed a letter of intent to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of entering into the strategic relationship, the Company discontinued a development project, which resulted in a charge of $856,000, consisting of $649,000 in accrued termination benefits for 13 employees and equipment write-downs of $207,000.

Results of Operations

Revenues: For the three months ended June 30, 1999, total revenues were $16.0 million, compared with $19.0 million for the same period in 1998. For the six months ended June 30, 1999, total revenues were $31.3 million, compared with $37.6 million for the comparable 1998 period. The decrease in revenues for the three and six months ended June 30, 1999 was primarily due to the decrease in PhonePrint hardware revenues that has resulted from the saturation of the domestic markets. In addition, software and service revenues decreased due to the sale of CRM assets in the first quarter of 1999, from which the corresponding license and consulting fees were discontinued. For the six months ended June 30, 1999, international revenues comprised 69% of total revenues, compared with 34% of total revenues for the same period in the prior year. The Company expects international revenues to increase both in absolute dollars as well as in a percentage of revenues as the acceptance of the Company's products continues to increase in international markets.

      Gross Profit: Gross profit was consistent at 60% of total revenues for the three months ended June 30, 1999 with 61% of revenues in the comparable three month period of 1998. For the six months ended June 30, 1999, gross profit was 61%, up from 56% in the same period of 1998. For the six month periods, the increase in gross profit was due primarily to improved gross profits on services resulting from lower personnel related costs which, prior to the sale of assets during the first quarter of 1999, supported the CRM product line in performing various consulting contracts. For the three months ended June 30, 1999, the increase in gross profit on service was offset by a decrease in gross profits on hardware, resulting from increased PrePay hardware sales at lower margins.

      Research and Development: For the three months ended June 30, 1999, research and development expenses were $2.5 million compared with $4.3 million for the same period of 1999, a decrease of $1.8 million or 42%. For the first six months of 1999, research and development expenses were $6.0 million compared with $9.0 million for the same period of 1998, a decrease of $3.0 million or 33%. The decrease in research and development expenses was due primarily to the reduction in headcount resulting from the CRM sale and the discontinued development project. Research and development expenses were 19% and 24% of revenues for the six months ended June 30, 1999 and 1998, respectively.

      Sales and Marketing: For the three months ended June 30, 1999, sales and marketing expenses were $3.5 million compared with $4.1 million for the same period of 1998, a decrease of $669,000 or 16%. For the first six months of 1999, sales and marketing expenses were $7.4 million compared with $7.6 million for the same period of 1998, a decrease of $182,000 or 2%. The decrease in sales and marketing expense was due to the reduction in sales force and headcount following the CRM sale and the associated costs relating to reduced travel and commissions costs associated with the decreased headcount. Sales and marketing expenses were 24% and 20% of revenues for the six months ended June 30, 1999 and 1998, respectively.

      General and Administrative: For the three months ended June 30, 1999, general and administrative expenses were $1.6 million compared with $2.4 million for the same period of 1998, a decrease of $823,000 or 34%. For the first six months of 1999, general and administrative expenses were $3.2 million compared with $4.4 million for the comparable period of 1998, a decrease of $1.2 million, or 27%. The decrease for the three and six month periods is due to the consolidation of operations following the merger in the second quarter of 1998. General and administrative expenses were 10% and 12% of revenues for the six months ended June 30, 1999 and 1998, respectively.

      Merger Related Expenses: As discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements, the Company incurred $4.5 million in merger related costs resulting from the acquisition of SCI. The one-time charges included transaction costs, termination benefits for approximately 20 employees, and redundant facility and other equipment costs associated with the merger.

      Reorganization Costs: As discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, the Company discontinued a development project, which resulted in a charge of $856,000 in certain one-time charges, consisting of $649,000 in termination benefits for 13 employees and equipment write-downs of $207,000.

      Loss on Sale of Assets: As discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements, the Company sold substantially all of the assets relating to its CRM billing system and certain related products to WBS. The sale of assets resulted in a loss of $2.2 million for the difference between the consideration received and the net book value of the net assets transferred to WBS, consisting of cash, accounts receivable, property and equipment and deferred revenue.

      Other  Income,  Net:  Net other  income and  expense  consists of interest income from the Company's cash and short-term investments, net of interest expense on the Company's equipment loans, equipment lease lines and other loans and non-operating income. The decrease in net other income for the three and six months ended June 30, 1999 was due to a favorable settlement of $325,000 recorded in the first quarter of 1998 from a customer dispute, in addition to the lower average cash investment balances held in 1999.

Liquidity and Capital Resources

Corsair has funded its operations through a series of Preferred Stock private placements, debt financing, and an initial public offering in July 1997. As of June 30, 1999, Corsair's cash and short-term investments were $41.7 million, an increase of $3.1 million from December 31, 1998. The increase is primarily a result of cash generated by operations of $7.1 million and stock option and purchase plan activities of $285,000. These cash flows were partially offset by cash outflows for investing and financing activities, such as payment for the sale of CRM assets of $1.2 million, repurchase of common stock of $2.3 million, and cash paid on lease and debt obligations of $716,000.

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

Management initiated an enterprise-wide program which began in November 1998 to prepare Corsair's computer systems and applications for the year 2000 with respect to: (1) the portion of products developed internally by Corsair, (2) systems and applications developed by third parties and incorporated in Corsair's products, and (3) systems relied upon to conduct operations (including payroll, accounting and cash management). With respect to software developed internally by the Company, the results of that evaluation revealed certain source codes that were unable to appropriately interpret the upcoming calendar year 2000. The Company has completed its work to upgrade these programs to make them capable of processing data incorporating year 2000 dates without material errors or interruptions. With respect to third party systems and applications incorporated in the Company's products or relied upon to conduct operations, each was assigned a level of criticality based on their impact on the Company:

    Mission Critical :  The Company will be at significant risk because no work-around is available
    Business Critical:  The Company can manage direct impact from loss of use by using work-around
    Non-Critical:       Systems that do not directly affect daily operations,
                        office productivity tools scheduled to be upgraded or systems that will be retired.

All vendors whose systems or applications are used by the Company under the Mission Critical level have indicated that their software is year 2000 compliant, and the Company either has or is in the process of installing the compliant version. Only one vendor listed under the Business Critical level remains under evaluation, with all other vendor's products either installed or in process of having the compliant version installed. This includes all systems relied upon to conduct operations. Final determination of the pending Business Critical vendor - with action towards a possible contingency plan - is expected by the end of September 1999. From the remaining vendors with products listed as Non-Critical, over 90% have represented that their products are year 2000 compliant. In order to test the vendor representations, the Company will conduct an in-house review of each workstation and server to verify year 2000 compliance. The project completion date for the in-house review is October 30, 1999.

Currently, the Company is establishing contingency plans to address the impact to the Company in the event its suppliers, products and internal systems are not year 2000 compliant. Such plans principally involve identifying alternative vendors or internal remediation. Evaluation of year 2000 issues is continuing, and there can be no assurance that additional issues, not presently known by the Company, will not be discovered which could present a material risk to the function of the Company's products and have a material adverse effect on the Company's business, operating results and financial condition.

It is difficult to estimate the total costs of implementing the Company's Year 2000 Efforts, as they are being conducted primarily by Corsair employees and in Corsair facilities. However, the total cost of the testing and conversion of internally developed hardware and software was expected to be approximately $600,000 which has been substantially incurred by June 30, 1999. A significant portion of these costs were not incremental costs to Corsair, rather redeployment of existing information technology resources. Corsair expects to continue to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000.


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

      Lack of Sustained Profitability. The Company has incurred net losses since its incorporation resulting in an accumulated deficit of $52.3 million as of June 30, 1999. There can be no assurance that the Company's existing revenue levels can be sustained, and past and existing revenue levels should not be considered indicative of future results or growth. Moreover, there can be no assurance that the Company will sustain profitability on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere in this Quarterly Report. The Company's future operating results will depend upon, among other factors: the demand for PhonePrint; the demand for PrePay, the Company's ability to introduce successful new products and product enhancements, including products that are sold to both analog network carriers and digital network carriers such as Personal Communications Services ("PCS") and Enhanced Specialized Mobile Radio ("ESMR") carriers; the level of product and price competition; the ability of the Company to expand its international sales; the Company's success in expanding distribution channels; the Company's success in attracting and retaining motivated and qualified personnel; and the ability of the Company to avoid patent and intellectual property litigation. If the Company is not successful in addressing such risks, as well as the others set forth in this Quarterly Report, the Company's business, operating results and financial condition will be materially adversely affected.

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

      Dependence on PrePay; Dependence on Ericsson Radio Systems AB Switching Equipment . The Company anticipates that PrePay, the Company's prepaid metered billing solution, will account for a growing percentage of the Company's revenues. As a result, the Company's future operating results will depend on the demand for and market acceptance of PrePay. To date, only a small number of wireless carriers have deployed PrePay, and the rate of adoption of the PrePay system will need to increase dramatically in order to achieve the Company's revenue targets. The Company's PrePay solution currently only works in conjunction with Ericsson switching equipment. Therefore, only carriers that have deployed Ericsson's infrastructure equipment are potential customers for PrePay. In order to expand the Company's potential customer base by making PrePay compatible with other infrastructure equipment, the Company and the infrastructure provider each would have to complete significant development projects. There can be no assurance that Corsair will be able to cause PrePay to work with any other infrastructure provider's equipment, or that Corsair will be capable of causing PrePay to work on future versions of Ericsson equipment. Any reduction in the demand for prepaid billing services or any failure to gain market acceptance for Corsair's PrePay solution would have a material adverse effect on the Company's business, operating results and financial condition.

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

      A carrier's decision to deploy PhonePrint or PrePay typically involves a significant commitment of capital by the carrier and approval by its senior management. Consequently, the timing of purchases are subject to uncertainties and delays frequently associated with significant expenditures, and the Company is not able to accurately forecast future sales of PhonePrint or PrePay. In addition, purchases of PhonePrint and PrePay involve testing, integration, implementation and support requirements. For these and other reasons, the sales cycle associated with the purchase of PhonePrint and PrePay typically ranges from three to 18 months and is subject to a number of risks over which the Company has little control, including the carrier's budgetary and spending constraints and internal decision-making processes. In addition, a carrier's purchase decision may be delayed as a result of announcements by the Company or competitors of new products or product enhancements or by regulatory developments. The Company expects that there will be a lengthy sales cycle with respect to new products, if any, that the Company may offer in the future. Because of this lengthy sales cycle and the relatively large size of a typical order, if revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially and adversely affected.

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

      Customer Concentration. To date, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers, comprised entirely of wireless telecommunications carriers, or distributors who resell the Company's products to wireless telecommunications carriers. For the six months ended June 30, 1999, Ericsson Radio Systems AB and Telcel Celular C.A. each accounted for greater than 10% of the Company's total revenues and collectively accounted for over 51% of the Company's total revenues in the period. BellSouth Cellular Corporation and GTE Mobilnet Service Corporation each accounted for greater than 10% of the Company's total revenues in fiscal 1998 and collectively accounted for over 23% of the Company's total revenues in fiscal 1998. In fiscal 1997, BellSouth Cellular Corporation, GTE Mobilnet Service Corporation and Southwestern Bell Mobile Systems, Inc. each accounted for greater than 10% of the Company's total revenues in fiscal 1997, and collectively accounted for over 33% of the Company's total revenues for the year. In fiscal 1996, AT&T Wireless Services, and Los Angeles Cellular Telephone Company each accounted for greater than 10% of the Company's total revenues, and collectively accounted for over 22% of the Company's total revenues for the year. A relatively small number of carriers that operate analog networks are potential customers for PhonePrint and a relatively small number of carriers that use Ericsson infrastructure equipment are potential customers for PrePay. The Company believes that the number of potential customers for future products, if any, will be relatively small. Any failure by the Company to capture a significant share of those customers could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects a relatively small number of customers will continue to represent a significant percentage of its total revenues for each quarter for the foreseeable future, although the companies that comprise the largest customers in any given quarter may change from quarter to quarter. The terms of the Company's agreements with its customers are generally for periods of between two and five years. Although these agreements typically contain annual software license fees and various service and support fees, there are no minimum payment obligations or obligations to make future purchases of hardware or to license additional software. Therefore, there can be no assurance that any of the Company's current customers will generate significant revenues in future periods.

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

Antitakeover Effects of Stockholder Rights Plan, Charter, Bylaws and Delaware Law. The Company has adopted a stockholders rights plan. This plan would cause substantial dilution to any person or group that attempts to acquire the Company on terms not approved by the Board of Directions. In addition, the Company's Restated Certificate of Incorporation authorizes the Company's Board of Directors (the "Board") to issue shares of undesignated Preferred Stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such Preferred Stock that may be issued in the future. Moreover, the issuance of Preferred Stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock of the Company. The Company's Restated Bylaws divide the Company's Board into three classes of directors. One class of directors is elected each year with each class serving a three-year term. These and other provisions of the Restated Certificate of Incorporation and the Restated Bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interest of the stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company invests its excess cash and short-term investment in corporate debt securities with high quality credit ratings and maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income earned on investments and, therefore, impact the Company's cash flows and results in operations. At June 30, 1999, the Company had outstanding a note payable for $1.9 million which matures in 2001. The note has a fixed interest rate of 15.8%. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact the Company's cash flows or results of operations. The Company is not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

PART II - OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

      From the effective date of Corsair's initial registration statement on Form S-1 on July 29, 1997 (Registration No. 333-28519) to June 30, 1999, the approximate use of the net offering proceeds were $12.9 million for the repayment of indebtedness, $7.4 million for capital expenditures, and $4.3 million for acquisition costs paid through June 30, 1998. The remaining balance from the net proceeds of $39.1 million have been invested in short-term investments, pending future use. All payments were direct or indirect payments to third-parties.

Item 4. Submission of Matters to a Vote of Security Holders

I.  1999 Annual Meeting of Stockholders held on June 16, 1999

a. The 1999 Annual Meeting of Stockholders of Corsair, Inc. (the "Annual Meeting") was held on June 16, 1999. The holders of 12,646,673 of the 18,120,367 shares of the Company's Common Stock outstanding on April 30, 1999, the record date for the Annual Meeting (approximately 70%), were present at the Annual Meeting in person or by proxy.

b. At the Annual Meeting, the two individuals listed below were duly nominated and properly elected as Directors of the Company. Rachelle Chong and Stephen M. Dow were elected to hold office for three years or until their successors are elected and have qualified. The number of votes cast for and withheld with respect to each nominee for office, as well as broker non-votes are indicated below:

                                 For        Against/Withheld Broker Non-Votes
                            ---------------  --------------  -----------------
      Rachelle Chong          12,151,637        495,036             0
      Stephen M. Dow          12,150,373        496,300             0


c. At the Annual Meeting, a proposal to ratify the appointment of KPMG Peat Marwick LLP as the company's independent auditors for fiscal 1999 was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

         For              Against          Abstentions      Broker Non-Votes
   -----------------  ---------------  -------------------  --------------------
        12,619,324          24,429             2,920                0


d. At the Annual Meeting, a proposal to amend Corsair's 1997 Stock Incentive Plan to increase the authorized number of shares of common stock available for issuance under such plan from 2,587,633 to
      3,337,633 and to change the term of the options granted under the Automatic Option Grant Program from 10 years to 5 years with such options to be fully vested upon grant was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

         For              Against          Abstentions        Broker Non-Votes
   -------------------  ---------------  -------------------  ------------------
      8,589,840           908,305              2000            3,146,528

e. At the Annual Meeting, a proposal to amend Corsair's 1997 Employee Stock Purchase Plan to increase the authorized number of shares of Common Stock available for issuance under such plan from 266,667 to 666,667 was approved. The number of votes cast for, against and to abstain on the proposal, as well as broker non-votes, are indicated below:

         For              Against          Abstentions         Broker Non-Votes
  -------------------  ---------------  -------------------  -------------------
      9,425,818            73,327             1,000            3,146,528



Item 6. Exhibits and Reports on Form 8-K.

      a.     Exhibits

            27.1  Financial Data Schedule

      b. Reports on Form 8-K.

            None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Corsair Communications, Inc.


Date: August 12, 1999         By: /s/ Martin J. Silver

                                Martin J. Silver
                                    Chief Financial Officer and Secretary
                                    (Duly Authorized Officer and Principal
                                     Financial and Accounting Officer)