Form 10-Q
period 1999-09-30
CORSAIR COMMUNICATIONS INC
filed 1999-11-15
CIK 1028285

21



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -------------


                                    FORM 10-Q

(Mark One)
  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999.


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


      The number of shares of the Registrant's Common Stock outstanding as of October 31, 1999 was 17,537,183.

                                      INDEX




                                                                        Page No.
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1999 and
          December 31, 1998................................................3

         Condensed Consolidated Statements of Operations for the Three and
          Nine Months Ended September 30, 1999 and 1998 ...................4

         Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1999 and 1998 ........................5

         Notes to Condensed Consolidated Financial Statements..............6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......21


Part II.  Other Information

Item 2.  Change in Securities and Use of Proceeds.........................21

Item 6.  Exhibits and Reports on Form 8-K ................................21


Signatures ...............................................................22

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
               Unaudited Condensed Consolidated Balance Sheets
                                 (In thousands)

                                           September 30,     December 31,
                                                1999             1998
                                           ---------------  --------------
Assets

Cash and cash equivalents                   $   22,618       $   4,196
Short-term investments                          22,688          34,377
Trade accounts receivable, net                  15,007          14,134
Inventories, net                                 4,678           5,676
Evaluation inventory                             1,791           2,597
Prepaids and other                               1,647           2,266
Current portion of note receivable                 375              --
                                           ---------------  --------------
  Total current assets                          68,804          63,246
Property and equipment, net                      3,621           7,422
Note receivable, net of current portion          1,444              --
Other assets                                       604             892
                                           ===============  ==============
  Total assets                              $   74,473       $  71,560
                                           ===============  ==============

Liabilities and Stockholders' Equity

Accounts payable                            $    3,195       $   1,706
Accrued benefits                                 2,045           2,261
Accrued expenses                                 6,605           5,470
Current portion of notes payable                   711             639
Current portion of capitallease                    111             609
   obligations
Deferred revenue                                 7,369           7,137
                                           ---------------  --------------
  Total current liabilities                     20,036          17,822
Notes payable, net of current portion              864           1,407
Capital lease obligations,  net of current           3             217
   portion                                 ---------------  --------------
  Total liabilities                             20,903          19,446
                                           ---------------  --------------
Common stock                                        18              18
Notes receivable from stockholders               (388)           (468)
Additional paid-in capital                     106,295         105,433
Treasury stock, at cost, 695 shares in 1999    (2,788)              --
Deferred compensation                            (139)           (288)
Accumulated deficit                           (49,428)        (52,581)
                                           ---------------  --------------
    Total stockholders' equity                  53,570          52,114
                                           ---------------  --------------
    Total liabilities and stockholders'     $   74,473       $  71,560
     equity
                                           ===============  ==============

    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Operations
                    (In thousands, except per share data)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       1999       1998        1999      1998
                                     --------------------- ---------------------
  Revenues:
      Hardware                       $   8,463  $   5,447  $  26,000   $ 27,494
      Software                           5,183      2,228     12,094      9,444
      Service                            3,441      4,348     10,317     12,971
                                     ---------- ---------- ---------- ----------
          Total revenues                17,087     12,023     48,411     49,909

  Cost of revenues:
      Hardware                           4,656      2,487     13,341     13,779
      Software                             393        271      1,006        979
      Service                            1,375      1,697      4,220      6,191
                                     ---------- ---------- ---------- ----------
          Total cost of revenues         6,424      4,455     18,567     20,949
                                     ---------- ---------- ---------- ----------
          Gross profit                  10,663      7,568     29,844     28,960
                                     ---------- ---------- --------- -----------

  Operating costs and expenses:
      Research and development           2,563      4,663      8,572     13,628
      Sales and marketing                2,930      4,544     10,339     12,135
      General and administrative         1,826      2,073      5,034      6,497
      Merger related expenses               --         --         --      4,481
      Reorganization costs                  --         --        856        --
                                     ---------- ---------- ---------- ----------

         Total operating costs and       7,319     11,280     24,801     36,741
          expenses
                                     ---------- ---------- ---------- ----------

         Operating income (loss)         3,344    (3,712)      5,043    (7,781)

  Loss on sale of assets                    --         --    (2,176)         --
  Other income, net                        505        623      1,270      1,969
                                     ---------- ---------- ---------- ----------

  Income (loss) before income taxes      3,849    (3,089)      4,137    (5,812)
  Income taxes                             982         --        984        364
                                     -------------------------------- ----------
  Income (loss) before extraordinary     2,867    (3,089)      3,153    (6,176)
   item
  Loss on debt extinquishment               --         --         --      (226)
                                     ---------- ---------- ---------- ----------

  Net income (loss)                  $   2,867  $ (3,089)  $   3,153  $ (6,402)
                                     ========== ========== ========== ==========

  Basic and diluted net income (loss) per share data:
    Basic net income (loss) per share
     before  extraordinary item      $    0.16  $   (0.17) $    0.18  $  (0.35)
    Extraordinary item                      --         --         --     (0.01)
                                     ---------- ---------- ---------- ----------
    Basic net income (loss) per      $    0.16   $  (0.17) $    0.18  $  (0.36)
     share
                                     ========== ========== ========== ==========
    Shares used in basic per share     17,502     17,802      17,702     17,705
     calculation                     ========== ========== ========== ==========


    Diluted net income (loss) per    $    0.16  $  (0.17)  $    0.17  $  (0.35)
     share before extraordinary item
    Extraordinary item                      --         --         --     (0.01)
                                     ---------- ---------- ---------- ----------
    Diluted net income (loss) per    $    0.16  $  (0.17)  $    0.17  $  (0.36)
    share
                                     ========== ========== ========== ==========
    Shares used in diluted per          18,073     17,802     18,677     17,705
     share calculation               ========== ========== ========== ==========

    See accompanying notes to Condensed Consolidated Financial Statements

                    Statements CORSAIR COMMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                                         Nine Months Ended
                                                           September 30,
                                                      ------------------------
                                                        1999          1998
                                                      ----------   -----------
Cash flows from operating activities:
   Net income (loss)                                  $   3,153    $  (6,402)
      Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
      Depreciation and amortization                       2,959         2,740
      Amortization of deferred compensation and             149           380
       compensation expense
           Loss on sale of assets                         2,176            --
           Reorganization costs                             856            --
           Extraordinary loss on debt extinquishment         --           226
           Merger related costs                              --         4,481
           Changes in operating assets andliabilities:
             Trade accounts receivable                  (2,794)       (5,666)
             Inventories                                  1,794         1,348
             Prepaid expenses and other assets            (173)       (1,794)
             Accounts payable and accrued expenses        1,820           673
             Deferred revenue                             1,401       (3,959)
                                                      ----------   -----------
               Net cash provided by (used in)            11,341       (7,973)
                operating activities                  ----------   -----------
Cash flows from investing activities:
   Payment on sale of CRM assets                        (1,275)            --
   Purchase of short-term investments                   (2,153)      (13,460)
   Proceeds from sales and maturities of short-term      13,842        32,831
    investments
   Purchases of property and equipment                    (220)       (2,117)
                                                      ----------   -----------
               Net cash provided by investing            10,194        17,254
                activities                            ----------   -----------
Cash flows from financing activities:
   Proceeds from stock options and purchase plans           485         1,010
   Proceeds from debt                                        --         4,128
   Principal payments on debt obligations                 (471)       (8,875)
   Proceeds from notes receivables                          117            --
   Proceeds from notes receivable from stockholder          100            43
   Principal payment on capital lease                     (556)         (595)
   Repurchase of common stock                           (2,788)            --
                                                      ----------   -----------
                Net cash used in financing activities    (3,113)       (4,289)
                                                      ----------   -----------

   Net increase in cash and cash equivalents             18,422         4,992
   Cash and cash equivalents, beginning of period         4,196        16,915
                                                      ==========   ===========
   Cash and cash equivalents, end of period           $  22,618    $   21,907
                                                      ==========   ===========
Cash paid:
        Interest                                      $     238    $      983
                                                      ==========   ===========
   Income taxes                                       $      27    $      332
                                                      ==========   ===========
Noncash financing and investing activities:
   Note receivable in exchange for net assets sold    $   1,976    $       --
                                                      ==========   ===========
        Options vesting in reorganization costs       $     357    $       --
                                                      ==========   ===========

    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial information has been prepared by Corsair Communications, Inc. ("Corsair" or the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. On June 23, 1998, Corsair acquired Subscriber Computing, Inc. ("SCI") in a combination accounted for under the pooling-of-interests method of accounting. Corsair's condensed consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with Corsair's Annual Report on Form 10-K for the year ended December 31, 1998.

         The  condensed   consolidated   financial  statements  include  Corsair
   Communications,   Inc.,   and  its   subsidiary.   Significant   intercompany
   transactions and accounts have been eliminated.


2.    Net Income (Loss) Per Share

         Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common shares from options and warrants outstanding during the period. No potentially dilutive common shares are included for loss periods as they would be antidilutive. The effect of potentially dilutive common shares is computed using the treasury stock method.

   The  following  tables  set forth the  computations  of shares and net income
   (loss) used in the calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 1999 and 1998 (in thousands, except per share data):

                                     Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                      1999        1998       1999       1998
                                    ----------  --------- ----------  ---------
    Basic net income (loss) per share data:
       Net income (loss)            $   2,867   $ (3,089) $   3,153  $ (6,402)
                                    ========== ========== ========== ==========
       Actual weighted average
        common shares outstanding      17,502     17,802     17,702     17,705
        for the period             =========== ========== ========== ==========

    Basic net income (loss) per     $    0.16  $  (0.17)  $    0.18  $  (0.36)
    share                          =========== ========== ========== ==========

    Diluted net income (loss) per share data:
       Net income (loss)            $   2,867  $ (3,089)  $   3,153  $ (6,402)
                                   =========== ========== ========== ==========
       Actual weighted average
        common shares outstanding      17,502     17,802     17,702     17,705
        for the period
       Stock options outstanding          571         --        975         --
                                   ----------- ---------- ---------- ----------
    Shares used in diluted per         18,073     17,802     18,677     17,705
    share:                         =========== ========== ========== ==========
    Diluted net income (loss) per   $    0.16  $  (0.17)  $    0.17  $  (0.36)
    share                          =========== ========== ========== ==========

   The Company has excluded the impact of approximately 1,807,162 outstanding options to purchase common stock at a weighted average exercise price of $7.63 during the three and nine months ended September 30, 1998, and outstanding warrants to purchase 108,334 and 194,249 shares of common stock at a weighted average exercise price of $6.65 and $10.89 during the three and nine months ended September 30, 1999 and 1998, respectively, since their inclusion in diluted per share results would have been antidilutive.


3.            Inventories

   Inventories are stated at the lower of cost or market and are summarized as follows (in thousands):

                                                      September    December
                                                      30, 1999      31, 1998
                                                     -----------   ----------
    Raw materials                                    $  2,455      $  2,600
    Work in progress                                      370           311
    Finished goods                                      1,853         2,765
                                                     ===========   ==========
                                                     $  4,678      $  5,676
                                                     ===========   ==========


4.    Common Stock Repurchase

   During the nine months ended September 30, 1999, the Company has repurchased 695,000 shares of its common stock at a cost of $2.8 million.

5. Merger with Subscriber Computing, Inc.

       On June 23, 1998, Corsair issued approximately 3.9 million shares of its common stock in exchange for all of the outstanding shares of common stock of SCI, a provider of software systems to the paging, cellular and Personal Communication Service industries. The merger was accounted for as a pooling of interests, and accordingly, the Company's condensed consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. As a result of the merger, the Company incurred merger related and other charges of $4.5 million consisting of $2.8 million in transaction costs, $1.5 million in accrued termination benefits for 20 employees and redundant facility and other equipment costs of $200,000. As of September 30, 1999, all accrued costs had been paid.

   The results of operations previously reported by the separate enterprises and the combined amounts presented at the time of the merger are summarized below (in thousands):

                                         Corsair         SCI         Combined
                                       -----------  ------------  ------------
     Six  months  Ended  June 30, 1998
       Total revenue                     $ 29,682     $   7,879     $  37,561
       Extraordinary loss                      --           226           226
       Net income (loss)                    3,861       (7,174)       (3,313)


6.    Reorganization Costs

   On February 3, 1999, the Company signed a letter of intent to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of entering into the strategic relationship, the Company discontinued a development project, which resulted in a charge of $856,000, consisting of $649,000 in accrued termination benefits for 13 employees and equipment write-downs of $207,000. As of September 30, 1999, all of the accrued termination benefits had been paid.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This discussion may contain forward-looking statements that involve risks and uncertainties. The actual results of Corsair Communications, Inc. and it's subsidiary ("Corsair" or the "Company) may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" below. Corsair undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

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


Recent Events

      On February 3, 1999, the Company sold substantially all of the assets relating to its Communication Resource Manager ("CRM") billing system and certain related products to Wireless Billing Systems ("WBS"), a California corporation, pursuant to the terms of an Asset Purchase Agreement. The Company recorded a loss on the sale of assets of approximately $2.2 million, for the difference between the consideration received and the net book value of the net assets transferred to WBS, consisting of cash, accounts receivable, property and equipment and deferred revenue

      Also on February 3, 1999, the Company signed a letter of intent with True Position to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of entering into the strategic relationship, the Company discontinued a development project, which resulted in a charge of $856,000, consisting of $649,000 in accrued termination benefits for 13 employees and equipment write-downs of $207,000. As of September 30, 1999, the Company has not been able to develop a strategic relationship with True Position, and it is unclear whether the Company will be able to successfully develop a strategic relationship for the development, sales and marketing of a wireless location product.

Results of Operations

      Revenues: For the three months ended September 30, 1999, total revenues were $17.1 million, compared with $12.0 million for the same period in 1998. For the nine months ended September 30, 1999, total revenues were $48.4 million, compared with $49.9 million for the comparable 1998 period. The increase in revenues for the three months ended September 30, 1999 was primarily due to the increase in hardware and software revenues from the PrePay product following the strong growth since its launch in the last fiscal year. The decrease in revenues for the nine months ending September 30, 1999 was primarily due to the sale of CRM assets in the first quarter of 1999 and the resulting loss of consulting revenues caused by the discontinued product line. For the nine months ended September 30, 1999, international revenues comprised 72% of total revenues, compared with 36% of total revenues for the same period in the prior year. The Company expects international revenues to increase both in absolute dollars as well as in a percentage of revenues as the acceptance of the Company's products continues to increase in international markets.

      Gross Profit: Gross profit was relatively constant at 62% of total revenues for the three months ended September 30, 1999 with 63% of total revenues in the comparable three month period of 1998. For the nine months ended September 30, 1999, gross profit was 62%, up from 58% in the same period of 1998. For the three months ended September 30, 1999, the increase in gross profit on software was offset by a decrease in gross profits on hardware, resulting from increased PrePay hardware sales at lower margins. For the nine months ended, the increase in gross profit was due primarily to improved margins on services resulting from lower personnel related costs previously required to support the CRM products.

      Research and Development: For the three months ended September 30, 1999, research and development expenses were $2.6 million compared with $4.7 million for the same period of 1998, a decrease of $2.1 million or 45%. For the first nine months of 1999, research and development expenses were $8.6 million compared with $13.6 million for the same period of 1998, a decrease of $5.1 million or 37%. The decrease in research and development expenses was due primarily to the reduction in headcount resulting from the CRM sale and the discontinued wireless location development project. Research and development expenses were 18% and 27% of revenues for the nine months ended September 30, 1999 and 1998, respectively.

      Sales and Marketing: For the three months ended September 30, 1999, sales and marketing expenses were $2.9 million compared with $4.5 million for the same period of 1998, a decrease of $1.6 million or 36%. For the first nine months of 1999, sales and marketing expenses were $10.3 million compared with $12.1 million for the same period of 1998, a decrease of $1.8 million or 15%. The decrease in sales and marketing expenses was due to the reduction in sales force and headcount following the CRM sale and the associated costs relating to reduced travel and commissions costs associated with the decreased headcount. Sales and marketing expenses were 21% and 24% of revenues for the nine months ended September 30, 1999 and 1998, respectively.

      General and Administrative: For the three months ended September 30, 1999, general and administrative expenses were $1.8 million compared with $2.1 million for the same period of 1998, a decrease of $247,000 or 12%. For the first nine months of 1999, general and administrative expenses were $5.0 million compared with $6.5 million for the comparable period of 1998, a decrease of $1.5 million, or 23%. The decrease in general and administrative expenses is due to the consolidation of operations following the merger in the second quarter of 1998. General and administrative expenses were 10% and 13% of revenues for the nine months ended September 30, 1999 and 1998, respectively.

      Merger Related Expenses: As discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements, the Company incurred $4.5 million in merger related costs resulting from the acquisition of SCI. The one-time charges included transaction costs, termination benefits for approximately 20 employees, and redundant facility and other equipment costs associated with the merger.

      Reorganization Costs: As discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, the Company discontinued a development project, which resulted in a charge of $856,000 in certain one-time charges, consisting of termination benefits for 13 employees and equipment write-downs.

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

      Other Income, Net: Net other income and expense consists of interest income from the Company's cash and short-term investments, net of interest expense on the Company's equipment loans, equipment lease lines and other loans and non-operating income. The decrease in net other income for the three and nine months ended September 30, 1999 was due to the lower average cash investment balances held in 1999 offset by a favorable settlement of $325,000 recorded in the first quarter of 1998 from a customer dispute.

      Income Taxes: Income tax expense in the three months ended September 30, 1999 represents a provision of 25% of the income before income taxes, in comparison to the provision of 8% established during the first quarter of 1998.


Liquidity and Capital Resources

      Corsair has funded its operations through a series of Preferred Stock private placements, debt financing, and an initial public offering in July 1997. As of September 30, 1999, Corsair's cash and short-term investments were $45.3 million, an increase of $6.7 million from December 31, 1998. The increase is primarily a result of cash generated by operations of $11.3 million and net proceeds from the maturities of investments for $11.7 million. These cash flows were partially offset by cash outflows for investing and financing activities, such as payment for the sale of CRM assets of $1.2 million, repurchase of common stock of $2.8 million, and cash paid on lease and debt obligations of $1.0 million.

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

      All vendors whose systems or applications are used by the Company under the Mission Critical level have indicated that their software is year 2000 compliant, and the Company either has or is in the process of installing the compliant version. Only one vendor listed under the Business Critical level remains out of compliance, with all other vendor's products either installed or in process of having the compliant version installed. This includes all systems relied upon to conduct operations. The software upgrade for the pending Business Critical system is expected to be installed by the end of November 1999. From the remaining vendors with products listed as Non-Critical, over 90% have represented that their products are year 2000 compliant. Testing of the vendor representations, conducted as an in-house review of each workstation and server to verify year 2000 compliance, was completed in October 1999. Based on this review, all workstations appear to be year 2000 compliant.

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

      It is difficult to estimate the total costs of implementing the Company's Year 2000 Efforts, as they are being conducted primarily by Corsair employees and in Corsair facilities. However, the total cost of the testing and conversion of internally developed hardware and software was expected to be approximately $600,000 which has been substantially incurred by November 1999. A significant portion of these costs were not incremental costs to Corsair, rather redeployment of existing information technology resources. Corsair expects to continue to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000.


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

      Lack of Sustained Profitability. Despite achieving profitability in 1999, the Company has incurred net losses since its incorporation resulting in an accumulated deficit of $49.4 million as of September 30, 1999. There can be no assurance that the Company's existing revenue levels can be sustained, and past and existing revenue levels should not be considered indicative of future results or growth. Moreover, there can be no assurance that the Company will sustain profitability on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere in this Quarterly Report. The Company's future operating results will depend upon, among other factors: the demand for PhonePrint; the demand for PrePay, the Company's ability to introduce successful new products and product enhancements, including products that are sold to both analog network carriers and digital network carriers such as Personal Communications Services ("PCS") and Enhanced Specialized Mobile Radio ("ESMR") carriers; the level of product and price competition; the ability of the Company to expand its international sales; the Company's success in expanding distribution channels; the Company's success in attracting and retaining motivated and qualified personnel; and the ability of the Company to avoid patent and intellectual property litigation. If the Company is not successful in addressing such risks, as well as the others set forth in this Quarterly Report, the Company's business, operating results and financial condition will be materially adversely affected.

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

      Dependence on PrePay; Dependence on Ericsson Radio Systems AB Switching Equipment. The Company anticipates that PrePay, the Company's prepaid metered billing solution, will account for a growing percentage of the Company's revenues. As a result, the Company's future operating results will depend on the demand for and market acceptance of PrePay. To date, only a small number of wireless carriers have deployed PrePay, and the rate of adoption of the PrePay system will need to increase dramatically in order to achieve the Company's revenue targets. The Company's PrePay solution currently only works in conjunction with Ericsson switching equipment. Therefore, only carriers that have deployed Ericsson's infrastructure equipment are potential customers for PrePay. In order to expand the Company's potential customer base by making PrePay compatible with other infrastructure equipment, the Company and the infrastructure provider each would have to complete significant development projects. There can be no assurance that Corsair will be able to cause PrePay to work with any other infrastructure provider's equipment, or that Corsair will be capable of causing PrePay to work on future versions of Ericsson equipment. Any reduction in the demand for prepaid billing services or any failure to gain market acceptance for Corsair's PrePay solution would have a material adverse effect on the Company's business, operating results and financial condition.

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

      Dependence on Distributors. Domestically and in certain Latin American countries, PhonePrint is currently marketed primarily through the Company's direct sales efforts. The Company has entered into distribution agreements with respect to PhonePrint with, amongst others, Motorola, Inc., Ericsson and Aurora Wireless Technologies, Ltd. and a sales referral agreement with Sumitomo Corporation of America. PrePay is currently marketed primarily through the Company's distribution agreement with Ericsson, and to a limited extent, through the Company's direct sales efforts. The Company seeks to pursue distribution agreements and other forms of sales and marketing arrangements with other companies and the Company believes that its dependence on distributors and these other sales and marketing relationships will increase in the future, both with respect to PhonePrint, PrePay and new products, if any, that the Company may offer in the future. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and the Company does not expect to have any guarantees of continuing orders. There can be no assurance that any existing or future distributors or other sales and marketing partners will not become competitors of the Company with respect to PhonePrint, PrePay or any future product either by developing a competitive product themselves or by distributing a competitive offering. In fact, the Company believes that with respect to PrePay, Ericsson from time to time may evaluate and seek to distribute or acquire alternative vendor's prepaid product offerings. Any failure by the Company's existing and future distributors or other sales and marketing partners to generate significant revenues could have a material adverse effect on the Company's business, operating results and financial condition.

      Risks Associated with International Markets. In an effort to offset declining demand in the U.S. for cloning fraud solutions, the Company intends to devote significant marketing and sales efforts over the next several years to increase its sales of PhonePrint and PrePay to international customers. This expansion of sales efforts outside of the U.S. will require significant management attention and financial resources. There can be no assurance that the Company will be successful in achieving significant growth of sales of PhonePrint and PrePay in international markets. The Company does not expect to sell PhonePrint in the many international markets that rely primarily on digital wireless networks, including many European countries. Currently, the Company does not anticipate selling PrePay to any wireless carriers that do not employ Ericsson switching equipment.

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

      Highly Competitive Industry. The market for PhonePrint is competitive. The Company believes that the primary competitive factors in the cloning fraud prevention market in which it currently competes include product effectiveness and quality, price, service and support capability and compatibility with cloning fraud prevention systems used by the carrier in other geographic markets and by the carrier's roaming partners. There has been a tendency for carriers that purchase cloning fraud prevention systems to purchase products from the company that supplies cloning fraud prevention systems to other carriers with whom the purchasing carrier has a roaming arrangement. As a result, the Company expects it will be significantly more difficult to sell PhonePrint to a carrier if the carrier's roaming partners use cloning fraud prevention systems supplied by a competitor. Furthermore, once a competitor has made a sale of RF-based cloning fraud prevention systems to a carrier, the Company expects that it is unlikely that the Company would be able to sell PhonePrint to that carrier.

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

      The market for PrePay is new and increasingly competitive. PrePay competes with a number of alternative prepaid billing products, including post-call systems, handset-based systems and adjunct switch systems. The Company is aware of numerous companies, including GTE Telecommunications Services, Inc., Boston Communications Group, Inc., InterVoice-Brite, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., National Telemanagement Corporation, Telemac Cellular Corporation, Systems/Link Corporation, Prairie Systems, Inc., ORGA Kartensysteme GmbH, SEMA Group, Logica plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., TeleCommunication Systems, Inc. and Northern Telecom Limited that currently are or are expected to offer prepaid wireless billing products. There can be no assurance that any such company or other competitor will not introduce a new product at a lower price or with greater functionality than PrePay. Furthermore, the demand for PrePay would be materially adversely affected if wireless carriers implement wireless intelligent network standards and a prepaid offering other than PrePay as their sole prepaid solution in major markets. There can be no assurance that any currently available alternative technology or any new technology will not render the Company's PrePay system obsolete or significantly reduce the market share afforded to prepaid wireless billing systems like PrePay.

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

      Customer Concentration. To date, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers, comprised entirely of wireless telecommunications carriers, or distributors who resell the Company's products to wireless telecommunications carriers. For the nine months ended September 30, 1999, Ericsson Radio Systems AB and Communicacion Celular, S.A. each accounted for greater than 10% of the Company's total revenues and collectively accounted for over 58% of the Company's total revenues in the period. BellSouth Cellular Corporation and GTE Mobilnet Service Corporation each accounted for greater than 10% of the Company's total revenues in fiscal 1998 and collectively accounted for over 23% of the Company's total revenues in fiscal 1998. In fiscal 1997, BellSouth Cellular Corporation, GTE Mobilnet Service Corporation and Southwestern Bell Mobile Systems, Inc. each accounted for greater than 10% of the Company's total revenues in fiscal 1997, and collectively accounted for over 33% of the Company's total revenues for the year. In fiscal 1996, AT&T Wireless Services, and Los Angeles Cellular Telephone Company each accounted for greater than 10% of the Company's total revenues, and collectively accounted for over 22% of the Company's total revenues for the year. A relatively small number of carriers that operate analog networks are potential customers for PhonePrint and a relatively small number of carriers that use Ericsson infrastructure equipment are potential customers for PrePay. The Company believes that the number of potential customers for future products, if any, will be relatively small. Any failure by the Company to capture a significant share of those customers could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects a relatively small number of customers will continue to represent a significant percentage of its total revenues for each quarter for the foreseeable future, although the companies that comprise the largest customers in any given quarter may change from quarter to quarter. The terms of the Company's agreements with its customers are generally for periods of between two and five years. Although these agreements typically contain annual software license fees and various service and support fees, there are no minimum payment obligations or obligations to make future purchases of hardware or to license additional software. Therefore, there can be no assurance that any of the Company's current customers will generate significant revenues in future periods.

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

      Patents issued and patent applications filed relating to products used in the wireless telecommunications industry are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products used or proposed to be used by the Company. There can be no assurance that the Company is aware of all patents or patent applications that may materially affect the Company's ability to make, use or sell any current or future products. U.S. patent applications are confidential while pending in the U.S. Patent and Trademark Office, and patent applications filed in foreign countries are often first published nine months or more after filing. There can also be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to make, use, sell or otherwise practice its intellectual property (whether or not patented or described in pending patent applications), or to further develop or commercialize its products in the U.S. and abroad and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on the Company's business, operating results or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company invests its excess cash and short-term investment in corporate debt securities with high quality credit ratings and maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income earned on investments and, therefore, impact the Company's cash flows and results in operations. At September 30, 1999, the Company had outstanding a note payable for $1.6 million which matures in 2001. The note has a fixed interest rate of 15.8%. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact the Company's cash flows or results of operations. The Company is not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

PART II - OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

      From the effective date of Corsair's initial registration statement on Form S-1 on July 29, 1997 (Registration No. 333-28519) to September 30, 1999, the approximate use of the net offering proceeds were $13.2 million for the repayment of indebtedness, $7.6 million for capital expenditures, and $4.3 million for acquisition costs paid through September 30, 1998. The remaining balance from the net proceeds of $38.6 million have been invested in short-term investments, pending future use. All payments were direct or indirect payments to third-parties.


Item 6. Exhibits and Reports on Form 8-K.

      a. Exhibits

            27.1  Financial Data Schedule

      b. Reports on Form 8-K.

            None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Corsair Communications, Inc.


Date: November 15, 1999       By: /s/ Martin J. Silver

                              Martin J. Silver
                              Chief Financial Officer and Secretary
                              (Duly Authorized Officer and Principal
                              Financial and Accounting Officer)