Form 10-K
period 1999-12-31
CORSAIR COMMUNICATIONS INC
filed 2000-03-30
CIK 1028285

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

     |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                  For fiscal year ended December 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|



     The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported on The Nasdaq Stock Market (National Market System) on February 29, 2000 was approximately $478,440,643. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.



     As of February 29, 2000 there were 17,655,739 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions  of  Corsair's  Proxy  Statement  for the 2000  Annual  Meeting of
Stockholders  to  be  held  on  June  6,  2000  (the  "Proxy  Statement"),   are
incorporated by reference into Part III of this Annual Report on Form 10-K.

                                   PART I
--------------------------------------------------------------------------------



ITEM 1.  Business


         The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of section 27A of the securities Act of 1933, as amended including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Annual Report, and the risks discussed in our Securities and Exchange Commission filings.


GENERAL

         Corsair Communications, Inc. (Corsair) is a leading provider of system solutions for the global wireless industry. Our PrePay(TM) billing system provides wireless telecommunications carriers with a software solution designed to integrate with the upcoming Wireless Intelligent Network standards. Over 12 service providers have installed PrePay and we believe that PrePay currently serves over 7.2 million subscribers. Our PhonePrint(R) system has proven highly effective in reducing cloning fraud. PhonePrint has prevented hundreds of millions of fraudulent call attempts and saved our customers millions of dollars in fraud losses. We believe that our products can provide a number of benefits to wireless telecommunications carriers, including reduced costs, improved cash flow, increased market penetration and improved customer service.

     We sell and market our products to wireless telecommunications carriers domestically and internationally. Customers of our software and systems include:
Alltel Communications, Inc., AT&T Wireless Services, Baja Celular Mexicana, S.A. de C.V., Bell Atlantic Mobile, BellSouth Cellular Corp., Celular de Telefonia, S.A. de C.V., CCPR Services, Inc., Centennial Cellular Corp., Comcast Cellular Communications, Communicacion Celular, S.A., Compania Dominicana de Telefonos c. por a. (Codetel), Dobson Cellular Systems, Inc., GTE Wireless, Grupo Iusacell, S.A. de C.V., Los Angeles Cellular Telephone Company, Pilipino Telephone Corporation (Piltel), PriCellular Wireless Corp., Puerto Rico Telephone Company, RadioMovil DIPSA, S.A. de C.V. (Telcel), Radiofone, Inc., Southwestern Bell Mobile Systems Inc., Southwestern Bell Wireless, Telcel Celular, S.A., Telestar Mexico, S.A. de C.V., United States Cellular Corp. and Vanguard Cellular Financial Corp. We sell our products and services through our direct sales force and our distribution partners, which include Aurora Wireless Technology, Ericsson Radio Systems, A.B., Grupo Ozono, and Motorola, Inc.

         Issues Facing Wireless Telecommunications Carriers

         The worldwide demand for wireless telecommunications services has grown significantly in recent years as those services have become widely available and increasingly affordable. The growth in the worldwide subscriber base, together with changes in telecommunications regulations and allocations of additional radio spectrum frequencies, has resulted in the build-out of a significant number of new networks and plans for additional networks. Baskerville Communications, an independent market research firm, estimates that the number of wireless telecommunications subscribers worldwide will reach approximately 928 million in 2003.

         As the wireless telecommunications industry evolves, it faces severe competitive pricing and cost pressures. In the U.S., existing carriers are seeing increased competition as new Personal Communications Services and Enhanced Specialized Mobile Radio carriers enter their markets. Also, as the industry shifts from a predominantly high-usage business subscriber base to the mass market, carriers are being impacted by a decline in the average revenue per subscriber. As a result, carriers must develop services that allow them to maximize the size of their customer base. In order to maintain or expand their customer base, carriers are being faced with a growing need to differentiate service offerings using alternative billing plans and options, security, voice quality, coverage, pricing and other factors as differentiators.

         These market forces have hastened the need for carriers to improve their service offerings and to address a number of issues that have been facing the industry for some time. Our products address two of these needs: prepaid wireless services and fraud protection.

         Prepaid Wireless Services

         Wireless carriers have identified potential subscribers who prefer the use of cash over credit, as well as potential subscribers who do not qualify for credit, as an attractive segment for which to target their service offerings. The monthly billing arrangements commonly used in the U.S. are often much less appealing in international markets, where neither the information infrastructure nor the business culture favor credit-based business models, particularly when targeting mass consumer markets in developing countries. Baskerville
Communications estimates that between now and 2003 the number of prepaid wireless telecommunications subscribers worldwide will increase at a rate in excess of 50% per year. It estimates that in 1998 less than 10% of wireless telecommunications subscribers worldwide were pre-paid and it estimates that by 2003 pre-paid subscribers will account for 40% of all subscribers.

         Prepaid service enables carriers to gain substantial penetration into mass markets that would otherwise be unavailable. In developed markets such as the U.S., monthly billing is often not practical for individuals who have poor credit or who want wireless service only temporarily, or for businesses that want to control employee usage. Prepaid service provides carriers with the opportunity to offer an alternative payment approach to these potential subscribers. Accordingly, wireless carriers are seeking cost-effective ways to solve the technological and marketing challenges in providing prepaid service, including monitoring usage, inbound and outbound calling, and roaming.

         To address the market for prepaid services, several approaches have been developed, including "post-call" systems, handset-based systems and trunk-based or "adjunct switch" systems. Post-call systems were designed to review call detail records released by wireless switches after calls were completed. Post-call systems need only a data link from the carriers' network which makes them inexpensive to deploy; however, these systems cannot operate in real-time and are thus prone to fraud, which has resulted in limited market acceptance.

         Handset-based technology has proven popular in those European markets that employ the standards of the global system for mobile telecommunications networks, or GSM, through applications that run on a subscriber identification module, or SIM card. Handset-based systems have met with limited success outside of markets operating with these card systems, in part, due to concerns over potential fraud exposure, inventory requirements and lack of flexibility.

         Adjunct switch systems provide real-time prepaid service and can avoid the fraud associated with post-call systems. This is accomplished by implementing an adjunct switching platform in the voice network connected by trunk lines to control all prepaid calls. Limitations to adjunct switch systems include high costs for additional switching platforms and additional trunk lines, prohibitive costs of scaling the system and substantial increases in call-setup times. Voice trunks in particular, represent a substantial and often prohibitive recurring cost as the customer base for prepaid service expands to a significant percentage of the market's total users. Carriers are concerned about relying upon an adjunct switch to support a large and growing customer group.

         Cloning Fraud

         Fraud is one of the most pervasive problems facing the wireless telecommunications industry in both the U.S. and abroad. The most common types of fraud are cloning fraud, subscription fraud and phone theft. We believe that cloning fraud accounts for most fraud losses in analog networks. There are two types of wireless telecommunications networks: analog and digital. Analog networks broadcast the actual voice waveform; digital networks digitize the voice waveform using various coding techniques before the signal is broadcast. In the 1980s, carriers around the world installed primarily analog networks. Cloning occurs when a thief uses a scanning device to steal the mobile identification number and electronic serial number transmitted over the air during a wireless call, and then reprograms other phones with the stolen numbers. The reprogrammed phones, or "clones," are then used to make fraudulent calls on the wireless carriers' networks.

         To address cloning fraud, a number of prevention techniques, including fraud profilers, personal identification numbers and voice recognition, have been developed. None of these techniques has proven to be a practical and effective solution to preventing cloning fraud on analog networks. A fraud profiler is a software tool that tracks anomalies in a subscriber's behavior and notifies a carrier of unusual calling patterns. Profilers detect suspicious activity only after it has occurred and do not identify fraud conclusively, but instead only assist carriers in identifying fraud and require manual intervention. Personal identification numbers involve the use of a numeric code that must be dialed by the subscriber before a call is connected. Personal identification numbers are considered inconvenient, and because they are transmitted over the air during a call, they have been compromised in the same manner as electronic serial numbers. Voice recognition requires the use of a spoken password before a call is connected. The technological feasibility of voice recognition systems for the prevention of cloning fraud is still being evaluated and voice recognition systems are not generally viewed as a cost-effective or convenient solution.

         Another cloning fraud prevention technique, known as authentication, uses encryption technologies and requires a phone to prove its validity before a call is connected. While authentication has been adopted by many carriers and is expected to be used in a large number of networks in the future, we believe that it will not be cost effective to replace the large number of existing analog phones that do not allow authentication. Domestically, the carriers have deployed incompatible digital networks including GSM , Code Division Multiple Access, or CDMA and Time Division Multiple Access, or TDMA, . Due to these different digital networks, subscribers must utilize the analog network for roaming when traveling in a market that has deployed a digital network that is not compatible with the subscriber's handset. For this reason, the Company believes the analog network will be maintained for several years to enable roaming.


CORSAIR'S SOLUTIONS

         Prepaid Metered Billing

         Our PrePay(TM) system expands the carriers' potential customer base by allowing carriers to market services to customers who prefer the use of cash over credit or who do not qualify for credit and who otherwise would be required to pay high deposits. Corsair's PrePay system is differentiated from most other competitive offerings by its use of the Wireless Intelligent Network standards and architecture, which enables carriers to use existing switch infrastructure equipment rather than requiring costly additional adjunct switches and voice trunk resources. The PrePay software architecture is designed to scale as the number of PrePay subscribers on a system grows. Since prepaid calls are controlled by the existing switch, there is no impact on call setup times. All calls by prepaid subscribers are rated in real time, and an integrated interactive voice response system automatically informs the customer when account funds are low. If prepaid funds are depleted during a call, the call is automatically terminated and service is suspended to avoid fraud until additional funds are deposited. The deposit of additional funds can be made over the air with a prepaid phone card or in cash at a replenishment center, ensuring continuity of cellular service.

         Corsair has enhanced and extended the PrePay system to make it compatible with all wireless switch vendors through the introduction of PrePay Open. We believe this enhancement will open many new market segments for our product and enables roaming with our existing PrePay customers using Ericsson infrastructure equipment. PrePay Open will be in preliminary customer testing during the second quarter of 2000.

         We recently introduced our m-commerce product, PhoneFuel, that further extends the PrePay product line. PhoneFuel will allow our PrePay customers to offer their subscribers the capability to add cash to their PrePay balance using wireless application protocol, or WAP, phones directly from their bank accounts or credit cards. PhoneFuel will support Internet connections for PrePay subscribers enabling these subscribers to pay for services and products using their prepaid monetary balance.

         Cloning Fraud

         Our PhonePrint system provides highly-effective cloning fraud prevention to wireless telecommunications carriers by using proprietary radio frequency signal analysis technology to identify attempted fraudulent calls and prevent cloners from gaining access to a carrier's analog network. The system measures specific characteristics of each phone's unique radio frequency waveform to develop a radio frequency "fingerprint" that is a reliable tool to distinguish between a legitimate phone and its clone. Just as no two human fingerprints are the same, differences in phone designs and components as well as subtle manufacturing differences mean that no two wireless phones generate the same waveform. The fingerprint of one wireless phone cannot be emulated by another wireless phone, and is therefore not subject to being compromised like electronic serial numbers, personal identification numbers or potentially authentication codes. The scalable design of the PhonePrint system allows carriers to deploy the system initially in areas where fraud is most prevalent and to further deploy the system over time in other parts of their networks. In addition, by purchasing subscriptions to our PhonePrint Roaming Network, carriers can share these fingerprints in real-time between PhonePrint systems in different markets to protect against losses associated with roaming fraud.


STRATEGY

         Our objective is to be the leading provider of real-time billing solutions to wireless telecommunications carriers. Key elements of our strategy include:

         Maintain Leadership in WIN-based Prepaid Metered Billing Solutions. Corsair's PrePay system is designed to fully integrate with the upcoming Wireless Intelligent Network standards, and we believe that PrePay systems currently serve more prepaid subscribers worldwide than any other prepaid system using these standards. We intend to leverage our reputation and experience in operating PrePay in international markets to increase our share of the global market for wireless prepaid billing solutions.

         Develop New Services and Features to Compliment our PrePay Service. We intend to capitalize on PrePay's installed user-base to offer expanded functionality. We have developed and plan to offer expanded PrePay services including the ability for end users to add money to their PrePay account via PhoneFuel. We also plan to develop service offerings that will capitalize on the growth of wireless Internet access and the need for convenient, secure, wireless payment mechanisms to support Internet-based e-commerce.

         Provide Superior Customer Support. We believe that providing superior customer support is critical to maintaining long-term relationships and to capitalizing upon future sales opportunities. We have invested in building a customer support organization with the range of technical skills and depth of expertise necessary to serve various wireless customers. We have developed proprietary software tools that permit extensive monitoring and diagnosis of system performance and provide for the flexibility of remote operation.

         Leverage Core Expertise to Develop and Acquire New Products. We intend to use our core expertise in real-time billing and real-time networking in distributed systems environments to develop and introduce other products. We also seek to strategically acquire complementary businesses, products and technologies from third parties. We have in the past evaluated and expect in the future to pursue business combinations with third parties.

         Serve the Market for Cloning Fraud Prevention Solutions. We intend to leverage our reputation and experience as a leading provider of radio-frequency fingerprinting solutions to maximize the available market for cloning fraud prevention solutions. We believe that carriers in certain international markets are experiencing cloning fraud on their analog networks and present the primary future opportunity for any new PhonePrint sales. Domestically, we believe carriers will keep their installed PhonePrint systems up and operating to prevent the re-occurrence of cloning fraud within their analog networks as these analog networks are used for roaming.


THE PREPAY SYSTEM

         PrePay allows carriers to support prepaid service offerings using their existing Mobile Switching Center/Home Location Registry infrastructure equipment. The PrePay server communicates with this infrastructure and other network elements with the PrePay server and customer service clients. Corsair's new PrePay Open product supports several air interfaces, including: CDMA, GSM, TDMA, Analog Mobile Phone System, or AMPS, Total Access Communications System , or TACS, and Extended Total Access Communications System, or ETACS.

         When a subscriber initiates a call and the network registry validates that it is a prepaid subscriber, a message is sent to the PrePay system to pre-rate the call and determine the allowed call duration. The result of pre-call rating is determined by a number of factors, but is primarily based on the current account balance, the calling location, the called location and the subscriber's plan offering. The network then processes the call in the same manner as in the post-paid environment, but times the call against the allowed call duration. If prepaid funds are depleted during a call, the call is automatically terminated and service is suspended until additional funds are deposited. When the call is released, the system passes a message to the PrePay server for a post-call rating, and then the PrePay system adjusts the subscriber's account balance to reflect the costs associated with the call. All communications and processes occur in real time.

         The PrePay server provides subscribers with automated telephone access to the prepaid system. The mobile inquiry function allows subscribers to obtain automated information regarding their balance and expiration date. The mobile payment function allows subscribers to replenish their balance by using a prepaid phone card. The PrePay system will update the mobile balances, record payment transactions, update the "used" phone card inventories and provide the subscribers with their new balances and new expiration dates. The low balance/funds expiration announcement provides an automated warning message to subscribers warning them that their balance is getting low or expiration date is getting near. If either the balance or expiration threshold are met, then the PrePay system will instruct the network to route a new call to the PrePay server for a warning prior to completing the call.

         PrePay provides carriers with feature-rich customer care and administration functions including: activation and provisioning, phone number and phone card inventory control, and real-time account review and adjustment capabilities for customer service representatives. Activation and provisioning are done in real time through software. PrePay uses existing number blocks and provides airtime rating, true point-to-point toll rating, special number rating, special discounting, multiple rate calendars, holiday rates, and taxes. The system also supports one-time only fees as well as daily or monthly recurring access fees. Rate plans and threshold processing plans are user-definable in accordance with carriers' unique marketing strategies.

         PrePay operates under the UNIX operating system to provide for better multitasking, more fault tolerance and more effective call resource utilization. UNIX allows PrePay's key software processes to operate in parallel and with multithreading for efficiency and optimal scalability. Consequently, the cost to scale with PrePay is minimized, generally only requiring additional processors to be added to the PrePay server.

         Corsair originally developed proprietary Wireless Intelligent Network-based interfaces in conjunction with Ericsson Radio Systems, A.B. to accelerate the market development of PrePay in markets which have deployed Ericsson switching equipment in advance of the final Wireless Intelligent Network, or WIN standards. Prior to PrePay's launch, the use of existing network equipment was impractical or impossible due to the proprietary nature of Ericsson equipment. We are in the process of developing PrePay Open, a version of PrePay that will work on switches manufactured by a wide range of companies in addition to Ericsson. PrePay Open's development reflects two important considerations. First, PrePay Open will extend roaming capability for our existing and future Ericsson PrePay customers to markets that have installed switching infrastructure from vendors other than Ericsson. Second, we believe that our present system architecture and design will support a smooth transition to Wireless Intelligent Network standards once the standards are released and implemented commercially.


THE PHONEPRINT SYSTEM

         PhonePrint is an open architecture hardware and software system that reduces cloning fraud by detecting and promptly disconnecting fraudulent call attempts. Its key factor is its very robust RF (radio frequency) signal analysis techniques. The system supports real-time network connectivity, allowing PhonePrint markets to inter-operate both domestically and abroad. The scalable design of the PhonePrint system has allowed both large and small carriers to deploy the system initially in areas where cloning fraud is most prevalent and to further deploy the system over time in other parts of their networks.

         PhonePrint's cloning fraud prevention capability is based upon proprietary radio frequency signal analysis technology. Every wireless phone's signal creates a unique waveform due to differences in phone designs and components, as well as subtle manufacturing variances. PhonePrint creates a radio frequency fingerprint by using complex proprietary algorithms to measure the physical features of these waveforms. These fingerprints of legitimate subscribers' phones are stored in a database. PhonePrint compares the observed fingerprint of the caller with the fingerprint of the subscriber in the database. If the two fingerprints do not match, the call is promptly disconnected. In addition, PhonePrint reduces roaming fraud by exchanging fingerprints between markets connected to the PhonePrint Roaming Network in real-time, allowing the immediate disconnection of fraudulent roaming call attempts.

         The PhonePrint system is comprised of three components for each market: radio frequency units located in multiple cell sites, a single system control center and a single real-time application server. All of these components are connected by a real-time IP (internet protocol) network.

         Radio Frequency Units. Each radio frequency unit is an intelligent, self-contained unit that detects fraudulent calls. Key elements of the unit include sophisticated receivers, a digital signal processor (DSP) a PC-based processor and a database of subscriber fingerprints. The unit constantly monitors the radio frequency waveforms generated by phones, analyzes them via proprietary algorithms and initiates disconnections when fraud is detected. The collection, signal analysis and fraud detection process requires less than 0.5 seconds. These units have been designed so that they can be installed, exchanged or taken off-line without interrupting the carrier's wireless network.

         System Control Center. A system control center administers and maintains the master database of fingerprints and activates fingerprint validation processes for a market. It also communicates with the market's radio frequency unit to receive new fingerprint observations and update fingerprint databases. The control center also supports remote system diagnostics and configuration administration, as well as providing the connection to the roaming network.

         Real-Time Application Server. The real-time application server hosts a graphical user interface that allows different carrier personnel, including customer care representatives and fraud analysts, to generate a variety of system activity reports based on real-time and historical data.

         Real-Time Network. The radio frequency units, a system control center and a real-time application server for each market are connected together, and the PhonePrint system is connected to the carrier's network infrastructure, using a real-time network. Carriers can subscribe to the PhonePrint Roaming Network service to exchange fingerprints with other markets in real-time to reduce roaming fraud.

         The hardware and software components of the PhonePrint system have been designed to be compatible with various vendors' infrastructure equipment to maximize the testability, reliability and performance of the system and to reduce software release cycle times.


PRODUCT DEVELOPMENT

         Our  product  development  enhancements  to the PrePay  and  PhonePrint systems and development of new products will address perceived market opportunities. Future releases of PrePay are being developed to support interfaces with additional switch manufacturers. We have developed and will begin marketing PrePay Open, a switch-independent version of Prepay which will allow more widespread adoption of PrePay including providing roaming capability with our Ericsson PrePay customers.

         Total research and development expenditures were $12.5 million, $18.3 million and $11.3 million in fiscal years 1997, 1998, and 1999, respectively. We anticipate that we will continue to commit substantial resources to product development in the future. All research and development expenditures have been expensed as incurred. During this period, PrePay has been enhanced to increase peak throughput capability and improve reliability. For the past three years, product development activities have significantly improved the PhonePrint system by identifying new algorithms and refining existing algorithms to bolster PhonePrint's fraud detection capabilities and by improving reliability and manufacturability. During this same period of time, end-to-end real-time network connectivity capabilities and a graphical user interface were also developed, and significant size and cost reductions were achieved.

         As of December 31, 1999, 54 employees were engaged in research and development programs, including hardware and software development, test and engineering support. We believe that recruiting and retaining engineering personnel is essential to our success. Competition for such personnel is intense.


CUSTOMERS

         The end users of our products are both domestic and international wireless telecommunications carriers. Ericsson Radio Systems, A.B. accounted for greater than 43% of our total revenues in 1999. In 1998, BellSouth Cellular Corporation and GTE Mobilnet Service Corporation each accounted for greater than 10% of our total revenues, and collectively accounted for over 23% of our total revenues for the year. In 1997, BellSouth Cellular Corporation, GTE Mobilnet Service Corporation, and Southwestern Bell Mobile Systems, Inc. each accounted for greater than 10% of our total revenues, and collectively accounted for over 33% of our total revenues for the year.

         The following is a partial list of wireless telecommunications carriers that have deployed either our PhonePrint or PrePay systems:

         Algar Telecom Leste
         American Cellular Communications Corp.
         AT&T Wireless Services
         Bell Atlantic
         BellSouth Cellular Corporation
         Cable and Wireless, Ltd.
         CCPR Services, Inc.(Celular One Puerto Rico)
         Centennial Cellular Corporation
         Comcast Cellular Communications, Inc.
         Ericsson Telecom, S.A. de C.V.
         GTE Mobilnet Services Corp.
         Houston Cellular Telephone Company
         Los Angeles Cellular Telephone Company
         NYNEX Mobil
         Pilipino Telephone Corporation (PILTEL)
         Puerto Rico Celular Telephone Company
         RadioMovil DIPSA, S.A. de C.V. (Telcel)
         Servisio Di Telekomunikashon, Setel N.V.
         Southwestern Bell Mobile Systems, Inc.
         Telecomunicaciones Movilnet, C.A.
         Telefonica Comunicaciones Personales S.A.
         Tess Celular
         United States Cellular Corporation
         Vanguard Cellular Financial Corp.
         VimpleCom


SALES, MARKETING, DISTRIBUTION AND CUSTOMER SUPPORT

         We sell and license PrePay primarily pursuant to a non-exclusive original equipment manufacturer agreement with Ericsson and through our direct sales force. We market PhonePrint to wireless telecommunications carriers domestically and internationally through our direct sales force and our distribution partners. We sell and license PhonePrint pursuant to agreements that typically provide for hardware purchases and software licenses, customer service and support and roaming service fees. A carrier's decision to deploy PrePay or PhonePrint typically involves a significant commitment of capital by the carrier, with the delays frequently associated with significant capital expenditures. In addition, purchases of PrePay or PhonePrint involve testing, integration, implementation and support requirements. For these and other reasons, the sales cycle associated with the purchase of PrePay or PhonePrint typically ranges from three to 18 months and is subject to a number of risks over which we have little control, including the carrier's budgetary and capital spending constraints and the internal decision making processes.

         For the year ended December 31, 1999, international revenues accounted for approximately 74% of our total revenues. For the year ended December 31, 1998, international revenues accounted for approximately 42% of our total revenues. Revenue from international customers accounted for approximately 24% of our total revenues in 1997. We expect that revenue from international customers will continue to grow and account for a larger portion of our total revenues in the foreseeable future than it did in 1999. We have been expanding our sales efforts outside of the United States, both directly and through distributors and switch vendors.

         We are actively seeking to enter into distribution agreements and other marketing arrangements as we believe we will depend more on distributors in the future, both with respect to PrePay, PhonePrint and any new products that we may offer. During 2000 we also entered into an agreement with LightBridge, Inc. under which it is going to co-market our products and services in a wide variety of markets including Latin America and the United States. As a result of our acquisition of Subscriber Computing, Inc. in 1998, we are party to a non-exclusive agreement with Ericsson dated June 3, 1997 which provides Ericsson the right to sub-license PrePay worldwide. During 1997, we entered into distribution agreements with Motorola, Inc. and Ericsson, which provides these companies the ability to distribute PhonePrint worldwide on a non-exclusive basis.

         We provide service and technical support for our products through both our direct field service and support personnel and our distributors. A high level of continuing service and support is critical to our objective of developing long-term relationships with our customers. We also provide on-site installations and technical assistance as part of the standard support and service package that our customers typically purchase for the length of their respective agreements with us. We also offer various training courses for our distributors and customers.


COMPETITION

         The market for PrePay is intensely and increasingly competitive. PrePay competes with a number of alternative prepaid billing products, including post-call systems, handset-based systems and adjunct switch systems. We are aware of numerous companies, including GTE Telecommunications Services, Inc., Boston Communications Group, Inc., Brite Voice Systems, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., National Telemanagement Corporation, Telemac Cellular Corporation, Systems/Link Corporation, Prairie Systems, Inc., ORGA Kartensysteme GmbH, SEMA Group, Logica plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Compaq (Tandem Division) and Northern Telecom Limited that currently offer or are expected to offer prepaid wireless billing products.

         The market for new sales of PhonePrint hardware is competitive. We believe that the market for new installations of PhonePrint is significantly limited by: the lack of new analog systems currently being built or planned; carriers' timelines for phasing out analog standards; and our high degree of market penetration. Other competitive factors include competition for capital expenditures as customers continue to deploy their digital networks. The expansion of digital networks and the reluctance of carriers to make further investments in their existing analog infrastructure, as well as our high degree of market penetration, has greatly limited the demand for PhonePrint. We do believe that the number of domestically installed incompatible digital networks provides an opportunity to continue the recurring revenues for keeping the installed PhonePrint units operating. However, these recurring revenues are competing with operating budgets that carriers use for expanding their authentication programs and other fraud reduction programs.


MANUFACTURING

         Our manufacturing objective is to produce products that conform to our specifications. Manufacturing, system integration and certain testing operations are performed at our headquarters in Palo Alto, California. Our manufacturing operations consist primarily of assembling finished goods from components and subassemblies purchased from third parties. We monitor quality at each stage of the production process, including the selection of component suppliers, the assembly of finished goods and final testing, packaging and shipping.

         We rely, to a substantial extent, on outside vendors to manufacture the hardware and third party software used in PrePay, and many of the components and subassemblies used in PhonePrint, are obtained from a single supplier or a limited group of suppliers. The manufacturing volumes for PhonePrint have gone down as the new sales of PhonePrint hardware have decreased. Despite the lower volumes, we strive to maintain the high quality of manufacturing and reliability that our customers expect from Corsair.


PATENTS AND PROPRIETARY RIGHTS

         We rely on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of December 31, 1999, we had six issued U.S. patents, four pending U.S. patent applications; one issued foreign patent and two pending foreign patent applications. Our success will depend partly on our ability to obtain patent protection, defend patents once obtained, license third-party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others.


EMPLOYEES

         As of December 31, 1999, we had 165 employees, including 61 in sales, marketing, and operations 24 in manufacturing, 54 in research and development, and 26 in finance, information systems, and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.



RISKS AND UNCERTAINTIES

We operate in a rapidly changing environment that involves a number of risks, many of which are beyond our control. The following discussion highlights some of these risks. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Annual Report, and the risks discussed in our other SEC filings.

We Are Dependent on PrePay.

We anticipate that PrePay, our prepaid metered billing solution, will account for a majority of our revenues in 2000. As a result, our future operating results will depend on the demand for and market acceptance of PrePay. To date, only a small number of wireless carriers have deployed PrePay, and the rate of adoption of the PrePay system will need to increase significantly in order to achieve our revenue targets.

PrePay Has Only Been Commercially Deployed on Networks Using Ericsson Switching Equipment.

To date our PrePay solution has only been commercially deployed on networks which use Ericsson switching equipment. Therefore, only carriers that have deployed Ericsson's infrastructure equipment are potential customers for PrePay. In order to expand our potential customer base by making PrePay compatible with other infrastructure equipment, we introduced our PrePay Open product in February 2000. To date, this product has only been used under testing arrangement and PrePay Open may never gain market acceptance.

We Rely on Ericsson as Our Only Marketing Partner for PrePay.

Our PrePay product has been sold commercially only by Ericsson. Ericsson, from time to time, may evaluate and seek to distribute or acquire alternative vendor's prepaid product offerings. Any change in the terms of Ericsson's partnership or Ericsson's desire to discontinue our relationship would drastically affect sales of PrePay. Although we plan to have our own sales agents begin to sell PrePay Open, our sales force may not be effective and PrePay Open may never gain market acceptance.

We Have Been Dependent on PhonePrint.

Until recently, our revenues have primarily been attributable to PhonePrint, a cloning fraud prevention system, and we anticipate that PhonePrint will account for a declining but still significant position of our revenues in 2000. As a result, our future operating results will depend on the continued use of the PhonePrint system by the deployed based of PhonePrint users.

Most Potential Customers of PhonePrint Have Already Adopted a Cloning Fraud Solution.

A relatively small number of carriers that operate analog networks constitute the potential customers for PhonePrint. Substantially all of the carriers that operate analog networks have, to varying degrees, already implemented cloning fraud solutions. We believe there will be limited demand for PhonePrint systems in the future. As a result of the limited demand for PhonePrint systems, the growth of our business will be principally dependant on the growth of our PrePay solutions.

PhonePrint Only Works on the Decreasing Percentage of Networks Which are Analog.

All of our customers for PhonePrint to date have been carriers that operate analog networks. Wireless services operating in digital mode, including PCS and ESMR in the U.S. and GSM communications in many foreign countries (including many European countries), use or may use authentication processes that automatically establish the validity of a phone each time it attempts to access the wireless telecommunications network. We are not aware of any information that suggests that cloners have been able to break the authentication encryption technologies. Unless the encryption technologies that form the basis for authentication are broken by cloners, we do not believe that operators of digital networks will purchase third party radio frequency fingerprinting solutions for cloning fraud such as PhonePrint. In addition, authentication processes for analog networks are also currently available and are being employed by a significant number of carriers. We are also very dependent on the continued widespread use of analog networks. Industry experts project that the number of analog phones and analog networks will ultimately decline.

We Cannot Assure Our Future Profitability.

We have incurred net losses from our incorporation through 1998 resulting in an accumulated deficit of $43.7 million as of December 31, 1999. Our existing revenue levels may not be sustained, and past and existing revenue levels should not be considered indicative of future results or growth. In addition, we may not be able to continue to operate profitably on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere in this Annual Report. Our future operating results will depend upon, among other factors: the demand for PrePay, the demand for PhonePrint, our ability to introduce successful new products and product enhancements, the level of product and price competition, our ability to expand our international sales, our success in expanding distribution channels, our success in attracting and retaining motivated and qualified personnel, and our ability to avoid patent and intellectual property litigation.

Our Quarterly Operating Results Were Subject to Significant Fluctuations and Our Stock Price May Decline if We Fail to Meet Quarterly Expectations of Investors and Analysts.

We have experienced significant fluctuations in revenues and operating results from quarter to quarter due to a combination of factors and expect significant fluctuations to continue in future periods. Factors that are likely to cause our revenues and operating results to vary significantly from quarter to quarter include, among others: the level and timing of revenues associated with PrePay and PhonePrint; the timing of the introduction or acceptance of new products and services and product enhancements offered by us and our competitors;
technological changes or developments in the wireless telecommunications industry; dependence on a limited number of products; the size, product mix and timing of significant orders; the timing of system revenue; competition and pricing in the markets in which we compete; possible recalls; lengthy sales cycles; production or quality problems; the timing of development expenditures; further expansion of sales and marketing operations; changes in material costs; disruptions in sources of supply; capital spending; the timing of payments by customers; and changes in general economic conditions. These and other factors could cause us to recognize relatively large amounts of revenue over a very short period of time, followed by a period during which relatively little revenue is recognized. Because of the relatively fixed nature of most of our costs, including personnel and facilities costs, any unanticipated shortfall in revenues in any quarter would have a material adverse impact on our operating results in that quarter and would likely result in substantial adverse fluctuations in the price of the our common stock. Accordingly, we expect that from time to time our future operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of our common stock.

Our Products Have Lengthy Sales Cycles and Potential Delays in the Cycle Make Our Revenues Susceptible to Fluctuations.

A carrier's decision to deploy PrePay or PhonePrint typically involves a significant commitment of capital by the carrier and approval by its senior management. Consequently, the timing of purchases are subject to uncertainties and delays frequently associated with significant expenditures, and we are not able to accurately forecast future sales of PrePay or PhonePrint. In addition, purchases of PrePay and PhonePrint can involve testing, integration, implementation and support requirements. For these and other reasons, the sales cycle associated with the purchase of PrePay and PhonePrint typically ranges from three to 18 months and is subject to a number of risks over which we have little control, including the carrier's budgetary and spending constraints and internal decision-making processes. In addition, a carrier's purchase decision may be delayed as a result of announcements by us or competitors of new products or product enhancements or by regulatory developments. We expect that there will be a lengthy sales cycle with respect to new products, if any, that we may offer in the future. If revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, our sales for that quarter could be significantly reduced.

We Are Dependent on Our Distributors.

PrePay is currently marketed primarily through our distribution agreement with Ericsson, and to a limited extent, through our direct sales efforts and we believe that with respect to PrePay, Ericsson, from time to time, may evaluate and seek to distribute or acquire alternative vendor's prepaid product offerings. PhonePrint is currently marketed primarily through our direct sales efforts. We have entered into distribution agreements with respect to PhonePrint with, among others, Motorola,, Ericsson and Aurora. We seek to pursue distribution agreements and other forms of sales and marketing arrangements with other companies and we believe that our dependence on distributors and these other sales and marketing relationships will increase in the future, with respect to PrePay, PhonePrint and new products, if any, that we may offer. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Our existing and future distributors and other sales and marketing partners may become our competitors with respect to PrePay, PhonePrint or any future product either by developing a competitive product themselves or by distributing a competitive offering. Failure by our existing and future distributors or other sales and marketing partners to generate significant revenues could have a material adverse effect on our business, operating results and financial condition.

New Competitors and Alliances Among Existing Competitors Could Impair Our Ability to Retain and Expand our Market Share.

Because competitors can easily penetrate the software market, we anticipate additional competition from other established and new companies as the markets for billing and fraud solutions develop. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with our smaller competitors. We expect that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

The Success of Our International Operations is Dependant Upon Many Factors Which Could Adversely Affect Our Ability to Sell Our Products Internationally and Could Affect Our Profitability.

We believe that both our PrePay and PhonePrint products are likely to generate a majority of our future revenues from international markets. We intend to devote significant marketing and sales efforts over the next several years to increase our sales of PrePay to international customers. This expansion of sales efforts outside of the U.S. will require significant management attention and financial resources. We may not be successful in achieving significant growth of sales of PrePay in international markets.

Additional risks inherent in our international business activities include changes in regulatory requirements, the costs and risks of localizing systems in foreign countries, tariffs and other trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and managing foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. We anticipate that product service and support will be more complicated and expensive with respect to products sold in international markets. We may need to adapt our products to conform to different technical standards that may exist in foreign countries. Future customer purchase agreements may be governed by foreign laws, which may differ significantly from U.S. laws. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

Our International Operations May be Conducted in Currencies Other Than the U.S. Dollar and Fluctuations in the Value of Foreign Currencies Could Result in Currency Exchange Losses.

Our future international sales may be denominated in foreign or U.S. currencies. We do not currently engage in foreign currency hedging transactions. As a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies. With respect to our international sales that are U.S. dollar-denominated, such a decrease could make our systems less price-competitive.

Our Past Acquisitions of Other Businesses and Potential Future Acquisitions Present Risks that Could Adversely Affect Our Business.

We have, in the past, evaluated and expect in the future to pursue acquisitions of businesses, products or technologies that complement our business. Future acquisitions may result in the potentially dilutive issuance of equity securities, the use of cash resources, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our business, operating results and financial condition. Future acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of an acquired business, the diversion of management's attention from other business concerns, entering markets in which we have little or no direct prior experience and the potential loss of key employees of an acquired business. In addition, we may not be successful in completing any acquisition. We currently have no agreements or understandings with regard to any acquisition.

The Industry In Which We Operate Is Highly Competitive and New Product Introductions or the Enhancement of Existing Products by Our Competitors Could Adversely Affect Our Ability to Sell Our Products.

The market for PrePay is new and increasingly competitive. PrePay competes with a number of alternative prepaid billing products, including post-call systems, handset-based systems and adjunct switch systems. We are aware of numerous companies, including GTE Telecommunications Services, Inc., Boston Communications Group, Inc., Brite Voice Systems, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., National Telemanagement Corporation, Telemac Cellular Corporation, Systems/Link Corporation, Prairie Systems, Inc., ORGA Kartensysteme GmbH, SEMA Group, Logica plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Compaq (Tandem Division) and Northern Telecom Limited that currently offer or are expected to offer prepaid wireless billing products. Any other company or competitor could introduce a new product at a lower price or with greater functionality than PrePay. Furthermore, the demand for PrePay would be materially adversely affected if wireless carriers implement wireless intelligent network standards and a prepaid offering other than PrePay as their sole prepaid solution in major markets. A new technology could render our PrePay system obsolete or significantly reduce the market share afforded to prepaid wireless billing systems like PrePay.

The market for PhonePrint is competitive. We believe that the primary competitive factors in the cloning fraud prevention market in which we currently compete include product effectiveness and quality, price, service and support capability and compatibility with cloning fraud prevention systems used by the carrier in other geographic markets and by the carrier's roaming partners. There has been a tendency for carriers that purchase cloning fraud prevention systems to purchase products from the company that supplies cloning fraud prevention systems to other carriers with whom the purchasing carrier has a roaming arrangement. As a result, we expect it will be significantly more difficult to sell PhonePrint to a carrier if the carrier's roaming partners use cloning fraud prevention systems supplied by a competitor. Furthermore, once a competitor has made a sale of radio frequency -based cloning fraud prevention systems to a carrier, we expect that it is unlikely that we would be able to sell PhonePrint to that carrier.

Our principal competitor for radio frequency-based cloning fraud prevention systems has been Cellular Technical Services Company, Inc. This competitor has agreements pursuant to which it has installed or will install its radio frequency-based cloning fraud prevention system in many major U.S. markets. PhonePrint also competes with a number of alternative technologies, including profilers, personal identification numbers and authentication. We are aware of numerous companies, including GTE Telecommunications Services, Inc., Authentix Network, Inc., Systems/Link and Lightbridge, Inc., that currently are or are expected to offer products in the cloning fraud prevention area. The expansion of digital networks and the reluctance of carriers to make further investments in their existing analog infrastructure has limited the demand for PhonePrint. In addition, carriers may themselves develop technologies that limit the demand for PhonePrint. The demand for PhonePrint would be lessened if wireless telecommunications carriers implement authentication technology applicable to analog phones as their sole cloning fraud solution in major markets, if U.S. wireless telecommunications carriers adopt a uniform digital standard that reduces the need for digital phones to operate in analog mode while roaming, or if analog phone makers change product designs and/or improve manufacturing standards to a point where the difference from phone to phone in the radio waveform becomes so small that it is difficult for PhonePrint to identify a clone. Any currently available alternative technology or a new technology may render our products obsolete or significantly reduce the market share afforded to radio frequency-based cloning fraud prevention systems like PhonePrint.

The market for other products and services provided to wireless telecommunications carriers is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. In addition, many wireless telecommunications carriers and vendors of switches and other telecommunications equipment may be capable of developing and offering products and services competitive with new products, if any, that we may offer in the future. Trends in the wireless telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless telecommunications carriers to provide certain services themselves could affect demand for new products, if any, offered by us, and could make it more difficult for us to offer a cost-effective alternative to a wireless telecommunications carrier's own capabilities.

We believe that our ability to compete in the future depends in part on a number of competitive factors outside our control, including the ability to hire and retain employees, the development by others of products and services that are competitive with our products and services, the price at which others offer comparable products and services and the extent of our competitors' responsiveness to customer needs. Many of our competitors and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we have. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products and services. To remain competitive in the market for products and services sold to wireless telecommunications carriers, we will need to continue to invest substantial resources in engineering, research and development and sales and marketing. We may not have sufficient resources to make such investments and we may not be able to make the technological advances necessary to remain competitive.

Certain of Our Customers Have Accounted for a Substantial Portion of Our Sales and a Loss of One or More of These Customers Would Hurt Our Profitability.

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised entirely of wireless telecommunications carriers. Ericsson Radio Systems AB accounted for greater than 43% of our total revenues in 1999. In 1998, BellSouth Cellular Corporation and GTE Mobilnet Service Corporation each accounted for greater than 10% of our total revenues, and collectively accounted for over 23% of our total revenues for the year. In 1997, BellSouth Cellular Corporation, GTE Mobilnet Service Corporation, and Southwestern Bell Mobile Systems, Inc. each accounted for greater than 10% of our total revenues, and collectively accounted for over 33% of our total revenues for the year.

A relatively small number of carriers that use Ericsson infrastructure equipment are potential customers for PrePay and a relatively small number of carriers that operate analog networks are potential customers for PhonePrint. We believe that the number of potential customers for future products, if any, will be relatively small. Any failure by us to capture a significant share of those customers could have a material adverse effect on our business, operating results and financial condition. We expect a relatively small number of customers will continue to represent a significant percentage of our total revenues for each quarter for the foreseeable future, although the companies that comprise the largest customers in any given quarter may change from quarter to quarter. The terms of our agreements with our customers are generally for periods of between two and five years. Although these agreements typically contain annual software license fees and various service and support fees, there are no minimum payment obligations or obligations to make future purchases of hardware or to license additional software. Therefore, our current customers may not generate significant revenues in future periods.

If We Fail to Protect Our Intellectual Property Rights, Competitors May Be Able to Use Our Technology or Trademarks and This Could Weaken Our Competitive Position, Reduce Our Revenue and Increase Our Costs.

We rely on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of December 31, 1999, the we had six issued U.S. patent, four pending U.S. patent applications, one issued foreign patent and two pending foreign patent applications. Our success will depend in large part on our ability to obtain patent protection, defend patents once obtained, license third party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others. The patent positions of companies in the wireless telecommunications industry, including us, are generally uncertain and involve complex legal and factual questions. Our patent applications may not result in issued patents and, if patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide competitive advantages to us.

Patents issued and patent applications filed relating to products used in the wireless telecommunications industry are numerous and it may be the case that current and potential competitors and other third parties have filed, or in the future will file, applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products used or proposed to be used by us. We may not be aware of all patents or patent applications that may materially affect our ability to make, use or sell any current or future products. U.S. patent applications are confidential while pending in the U.S. Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. Third parties may assert infringement claims against us in the future and any such assertions may result in costly litigation or require us to obtain a license to intellectual property rights of such parties. Such licenses may not be available on terms acceptable to us, if at all. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property (whether or not patented or described in pending patent applications), or to further develop or commercialize our products in the U.S. and abroad and could result in the award of substantial damages.

We also rely on unpatented trade secrets to protect our proprietary technology, and others may independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose such technology and we may never be able to protect our rights to such unpatented proprietary technology. Third parties may obtain patent rights to such unpatented trade secrets, which patent rights could be used to assert infringement claims against us. We also rely on confidentiality agreements with our employees, vendors, consultants and customers to protect our proprietary technology. These agreements may be breached, and we may not have adequate remedies for any breach and our trade secrets may become known or developed by competitors.

We May Experience Delays In Developing Our Products That Could Adversely Affect Our Ability to Introduce New Products, Maintain Our Competitive Position and Grow Our Business.

Our future success depends on the timely introduction and acceptance of new products and product enhancements. However, our new products or product enhancements that we attempt to develop may not be developed successfully or on schedule, or if developed, they may not achieve market acceptance. In addition, there can be no assurance that we will successfully execute our strategy of acquiring businesses, products and technologies from third parties.

The process of developing new products and product enhancements for use in the wireless telecommunications industry is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies emerge. In the past, we have experienced delays in the introduction of certain product enhancements, and it is possible that new products or product enhancements will not be introduced on schedule or at all.

Errors in Our Products Could Result in Significant Costs to Us and Could Impair Our Ability to Sell Our Products.

Any new products or product enhancements may contain defects when first introduced or when new versions are released. Our testing may not uncover all defects and thus defects may be found in new products or product enhancements after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Any loss of or delay in market acceptance would have a material adverse effect on our business, operating results and financial condition.

We Are Dependant On Certain Suppliers and Vendors and Changes in the Terms Of Our Relationship Could Impair Our Ability to Produce Our Products for a Reasonable Price or At All.

We rely, to a substantial extent, on outside vendors to manufacture the hardware and third party software used in PrePay and to manufacture many of the components and subassemblies used in PhonePrint, some of which are obtained from a single supplier or a limited group of suppliers. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over quality, pricing and timing of delivery of components. In the past, we have experienced delays in receiving materials from vendors, sometimes resulting in delays in the assembly of products by us. Such delays, or other significant vendor or supply quality issues, may occur in the future, which could result in a material adverse effect on our business, operating results or financial condition. The manufacture of certain of these components and subassemblies is specialized and requires long lead times, and delays and shortages caused by vendors may reoccur.

In addition, from time to time, we must also rely upon third parties to develop and introduce components and products to enable us, in turn, to develop new products and product enhancements on a timely and cost-effective basis. In particular, we must rely on the development efforts of third party wireless infrastructure providers in order to allow our PrePay product to integrate with both existing and future generations of the infrastructure equipment. We may not be able to obtain access, in a timely manner, to third-party products and development services necessary to enable us to develop and introduce new and enhanced products. We may not be able to obtain third-party products and development services on commercially reasonable terms nor may we be able to replace third-party products in the event such products become unavailable, obsolete or incompatible with future versions of our products.

Our Senior Management and Other Key Personnel Are Critical to Our Business and If They Choose to Leave Corsair, It Could Harm Our Business.

Our success is dependent, in part, on our ability to attract and retain highly qualified personnel. Our future business and operating results depend upon the continued contributions of our senior management and other employees, many of whom would be difficult to replace and certain of whom perform important functions for us beyond those functions suggested by their respective job titles or descriptions. Competition for such personnel is intense and the inability to attract and retain additional senior management and other employees or the loss of one or more members of our senior management team or current employees, particularly to competitors, could materially adversely affect our business, operating results or financial condition. We may not be successful in hiring or retaining requisite personnel. None of our employees have entered into employment agreements with us, and we do not have any key-person life insurance covering the lives of any members of our senior management team.

We Need to Recruit and Retain Additional Qualified Personnel to Successfully Grow Our Business.

We plan to rapidly and significantly expanded our operations. Such growth will place significant demands on our management, information systems, operations and resources. The strain will be in hiring, integrating and effectively managing sufficient numbers of qualified personnel to support the expansion of our business. Our ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of our sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. We may not be able to attract, manage and retain additional personnel to support any future growth, if any, and we may experience significant problems with respect to infrastructure expansion or the attempted implementation of systems, procedures and controls.

We Operate in a Highly-Regulated Industry and Unanticipated Changes to U.S. or Foreign Regulations Could Harm Our Business.

While most of our operations are not directly regulated, our existing and potential customers are subject to a variety of U.S. and foreign governmental regulations. Such regulations may adversely affect the wireless telecommunications industry, limit the number of potential customers for our products or impede our ability to offer competitive products and services to the wireless telecommunications industry or otherwise have a material adverse effect on our business, financial condition and results of operations. Recently enacted legislation, including the Telecommunications Act of 1996, deregulating the telecommunications industry may cause changes in the wireless telecommunications industry, including the entrance of new competitors and industry consolidation, which could in turn increase pricing pressures on us, decrease demand for our products, increase our cost of doing business or otherwise have a material adverse effect on our business, operating results and financial condition. If the recent trend toward privatization and deregulation of the wireless telecommunications industry outside of the U.S. were to discontinue, or if currently deregulated international markets were to reinstate comprehensive government regulation of wireless telecommunications services, our business would suffer.

If the Market for Billing Solutions Does Not Continue to Develop as We Anticipate Our Ability to Grow Our Business and Sell Our Products Will Be Adversely Affected.

Our future financial performance will depend primarily on the number of carriers seeking to implement prepaid billing services. Although the wireless telecommunications industry has experienced significant growth in recent years, such growth may not continue at similar rates and if the industry does grow, there may not be continued demand for prepaid metered billing or other products.

Despite the Precautions We Have Taken, Our Computer Systems Are Subject to Risk of Damage from a Variety of Sources.

The continued, uninterrupted operation of the PhonePrint system depends on protecting it from damage from fire, earthquake, power loss, communications failure, unauthorized entry or other events. Any damage to or failure of a component or combination of components that causes a significant reduction in the performance of a PhonePrint system could have a material adverse effect on our business, operating results and financial condition. We currently do not have liability insurance to protect against these risks and such insurance may not be available to us on commercially reasonable terms, or at all. In addition, if any carrier using PhonePrint encounters material performance problems, our reputation would suffer.

When Needed, We May Not Be Able to Raise Funds on Beneficial Terms or At All.

Our future capital requirements will depend upon many factors, including the commercial success of PrePay and PhonePrint, the timing and success of new product introductions, if any, the progress of our research and development efforts, our results of operations, the status of competitive products and the potential acquisition of businesses, technologies or assets. We believe that our combination of existing sources of liquidity and internally generated cash will be sufficient to meet our projected cash needs for at least the next 12 months. However, it is possible that we will require additional financing prior to such date to fund our operations. In addition, we may require additional financing after such date to fund our operations. Additional financing may not be available to us on acceptable terms, or at all, when required by us. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our development or manufacturing programs or obtain funds through arrangements with third parties that may require us to relinquish rights to certain of our technologies or potential products or other assets that we would not otherwise relinquish.

Our Stock Will Likely Be Subject to Substantial Price and Volume Fluctuations Which May Prevent Stockholders from Reselling Their Shares at or Above the Price at Which They Purchased Their Shares.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including, but not limited to, revenues attributable to PrePay and PhonePrint, new products or new contracts by us or our competitors, actual or anticipated variations in our operating results, the level of operating expenses, changes in financial estimates by securities analysts, potential acquisitions, regulatory announcements, developments with respect to patents or proprietary rights, conditions and trends in the wireless telecommunications and other industries, adoption of new accounting standards affecting the industry and general market conditions. As a result, we expect that, from time to time, our future operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of the common stock.

Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the telecommunications industry and that often have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of the securities of companies in the telecommunications industry, securities class action litigation has often been instituted against those companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Provisions in our Charter Documents and in Delaware Law May Discourage Potential Acquisition Bids for Corsair and May Prevent Changes in Our Management Which Our Stockholders Favor.

Our Restated Certificate of Incorporation authorizes our Board of Directors (the "Board") to issue shares of undesignated Preferred Stock without stockholder approval on such terms as the Board may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such Preferred Stock that may be issued in the future. Moreover, the issuance of Preferred Stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our voting stock. Our Restated Bylaws divide our Board into three classes of directors. One class of directors is elected each year with each class serving a three-year term. These and other provisions of the Restated Certificate of Incorporation and the Restated Bylaws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial to the interest of the stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for the common stock.


ITEM 2.  Properties.

         We maintain our corporate headquarters in Palo Alto, California. This leased facility, totaling approximately 55,000 square feet, contains the principal administrative, assembly, manufacturing, marketing and sales facilities. The lease on this facility expires on May 31, 2002. We sublease approximately 12,840 square feet which expires on May 31, 2002. In addition, we sublease approximately 7,800 square feet to a second tenant which includes the right for either party to terminate the sublease upon 90 days written notice. To date, neither party has exercised this option.

         We also maintain a facility in Irvine, California. This lease, for approximately 41,000 square feet, expires on April 30, 2001. Corsair subleases approximately 27,400 square feet with an expiration date of April 30, 2001.


ITEM 3.  Legal Proceedings.

         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.


ITEM 4.  Submission of Matters to a Vote of Security Holders.


No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.







                                   PART II
--------------------------------------------------------------------------------


ITEM 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters


(a)       Market Price of and Dividends on the Registrant's Common Equity.

         Corsair's common stock trades on The Nasdaq Stock Market under the symbol "CAIR." High and low stock prices for the last two fiscal years were:

                                         1998
                     ----------------------------------------------
                          High                           Low
                          ----                           ---
  Quarter Ended
  -------------
  March 31               $ 22.250                     $  14.000
  June 30                $ 21.188                     $   6.500
  September 30           $ 11.000                     $   2.625
  December 31            $  6.250                     $   2.625



                                         1999
                     ----------------------------------------------
                          High                           Low
                          ----                           ---
  Quarter Ended
  -------------
  March 31              $   6.219                       $ 3.688
  June 30               $   5.000                       $ 3.875
  September 30          $   8.063                       $ 4.188
  December 31           $  12.000                       $ 6.875



         On February 29, 2000, the last reported sale price of Corsair's common stock was $28.500 per share. As of February 29, 2000, the number of record holders of our common stock was 189 and the number of beneficial holders was approximately 11,200. Corsair has declared no cash dividends on its common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. Selected Financial Data

         The following selected financial data should be read in conjunction with Corsair's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

         On June 23, 1998, we acquired Subscriber Computing, Inc. ("SCI") in a merger accounted for under the pooling-of-interests method of accounting. Corsair's consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. Due to the fiscal year end conversion of SCI to that of Corsair, SCI's net revenues of $2.9 million and net loss of $4.9 million for the three month period ended December 31, 1998 are not included in the Statement of Operations data.

         The selected financial data presented below under the captions "Statement of Operations Data" for each of the years ended December 31, 1995, 1996, 1997, 1998 and 1999 combines Corsair's statements of operations for each of the years in the five-year period ended December 31, 1999 with SCI's statements of operations for each of the years in the three-year period ended September 30, 1997, and the years ended December 31, 1998 and 1999 respectively, giving effect to the fiscal year end conversion and the merger as if it had occurred at the beginning of the earliest period presented on a pooling-of-interest basis. The financial information of Corsair has been derived from Corsair's audited financial statements for each of the years in the five-year period ended December 31, 1999. Historical information is not necessarily indicative of the operating results or financial position that would have occurred had the merger been consummated at the beginning of the periods presented, nor is it indicative of future operation results or financial position.

                                                                    Year Ended December 31,

                                               1995            1996           1997           1998           1999
                                            -----------     -----------    -----------    -----------     ----------

Statement of Operations Data:
Total revenues                               $  15,139       $  31,216      $  60,856      $  65,218      $  66,207
Total cost of revenues                          12,716          24,935         36,867         26,562         24,314
                                            -----------     -----------    -----------    -----------     ----------
Gross profit                                     2,423           6,281         23,989         38,656         41,893
Operating costs and expenses:
     Research and development                    3,421           8,583         12,525         18,289         11,312
     Sales and marketing                         4,274           7,764         11,411         16,775         13,421
     General and administrative                  3,547           5,282          9,432          8,501          6,606
     Reorganization costs                           --              --             --             --            856
     Write-off of capitalized software              --           3,760             --             --             --
    costs
     Merger related expenses                        --              --             --          4,191             --
                                            -----------     -----------    -----------    -----------     ----------

     Total operating costs and expenses         11,242          25,389         33,368         47,756         32,195
                                            -----------     -----------    -----------    -----------     ----------

Operating income (loss)                        (8,819)        (19,108)        (9,379)        (9,100)          9,698
Loss on sale of assets                              --              --             --             --        (2,176)
Interest income (expense), net                     181           (494)          1,191          2,460          1,817
                                            -----------     -----------    -----------    -----------     ----------

Income (loss) before income taxes              (8,638)        (19,602)        (8,188)        (6,640)          9,339
Income tax expense                                   2               3              8             --            498
                                            -----------     -----------    -----------    -----------     ----------
Income (loss) before extraordinary item        (8,640)        (19,605)        (8,196)        (6,640)          8,841
Loss on debt extinguishment,  net                   --              --          (428)          (226)             --
                                            -----------     -----------    -----------    -----------    -----------
Net income (loss)                           $  (8,640)      $ (19,605)      $ (8,624)      $ (6,866)       $  8,841
                                            ===========     ===========    ===========    ===========     ==========
Basic net income (loss) per share data:
Income (loss) per share before              $   (5.49)      $  (11.57)      $  (0.82)      $  (0.38)       $   0.50
extraordinary item
Extraordinary item                          $      --       $      --       $  (0.04)      $  (0.01)       $     --
                                             -----------   -----------       -----------   -----------    ----------
Basic net income (loss) per share           $   (5.49)      $  (11.57)      $  (0.86)      $  (0.39)       $   0.50
                                            ===========     ===========      ===========   ===========     ==========
Shares used in per share calculation             1,573          1,694          10,017         17,749         17,700
                                            ===========     ===========      ===========   ===========     ==========

Diluted net income (loss) per share data:
Income (loss) per share before              $    (5.49)      $  (11.57)      $  (0.82)      $  (0.38)       $   0.48
extraordinary item
Extraordinary item                          $       --       $      --       $  (0.04)      $  (0.01)       $     --
                                             -----------   -----------       -----------   -----------    ----------
Diluted net income (loss) per share         $    (5.49)      $  (11.57)      $  (0.86)      $  (0.39)       $   0.48
                                            ===========     ===========      ===========   ===========     ==========
Shares used in per share calculation              1,573           1,694         10,017         17,749         18,315
                                            ===========     ===========      ===========   ===========     ==========


Balance Sheet Data:
                                                                     December 31,

                                       1995              1996              1997            1998             1999
                                   --------------    -------------     -------------    ------------     ------------

Cash, cash equivalents & short-
  term investments                      $ 15,569        $  22,081         $  62,953       $  38,573        $  52,949
Working capital                           15,145           17,670            51,321          45,424           51,305
Total assets                              26,707           41,726            87,539          71,560           76,683
Long-term obligations                      8,030            8,295             3,164           1,624              670
Total stockholders' equity                13,077           13,651            57,375          52,114           56,615



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Corsair's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Annual Report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

         Corsair acquired Subscriber Computing, Inc., or SCI, in a combination accounted for under the pooling-of-interests method of accounting. As such, Corsair's consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented. The following should be read in conjunction with the Corsair's consolidated financial statements and notes thereto, and discussion of the our business and risks and uncertainties affecting it results of operations, included elsewhere in this Annual Report on Form 10-K.

Overview

         Corsair Communications, Inc. is a leading provider of software and system solutions for the wireless industry. Our PrePay(TM) billing system provides wireless telecommunications carriers with a software solution designed to fully integrate with the upcoming Wireless Intelligent Network standards. Over 12 service providers have installed PrePay and we believe that PrePay currently serves 7.2 million subscribers. Our PhonePrint(R) system has proven highly effective in reducing cloning fraud. The PhonePrint system has prevented hundreds of millions of fraudulent call attempts; some of our customers have reported up to a 95% reduction in cloning fraud losses after deploying PhonePrint. We believe that our products can provide a number of benefits to wireless telecommunications carriers, including reduced costs, improved cash flow, increased market penetration and improved customer service.

          We sell and market our products to wireless telecommunications carriers domestically and internationally. End users of our software and systems include: Algar Telecom Leste, Alltel Communications, Inc., AT&T Wireless Services, Aurora Wireless Technology, Baja Cellular Mexicana, S.A. de C.V., Bell Atlantic Mobile, BellSouth Cellular Corp., Cable and Wireless, Ltd., Celular de Telefonia, S.A. de C.V., CCPR Services, Inc., Centennial Cellular Corp., Comcast Cellular Communications, Communicacion Cellular, S.A., Compania Dominicana de Telefonos c. por a. (Codetel), Dobson Cellular Systems, Inc., Ericsson Telecom, S.A. DE C.V., GTE Wireless, Grupo Iusacell, S.A. de C.V., Los Angeles Cellular Telephone Company, Motorola, Inc., Pilipino Telephone Corporation (Piltel), PriCellular Wireless Corp., Puerto Rico Telephone Company, RadioMovil DIPSA, S.A. de C.V. (Telcel), Radiofone, Inc., Servisio Di Telekomunikashon, Setel N.V., Southwestern Bell Mobile Systems Inc., Southwestern Bell Wireless, Telcel Celular, S.A., Telecomunicaciones Movilnet, C.A., Telefonica Comunicaciones Personales S.A., Telestar Mexico, S.A. de C.V., Tess Cellular, United States Cellular Corp., Vanguard Cellular Financial Corp., and VimpleCom.

         Our revenue is comprised of three categories: hardware, software and service revenue. Revenue from hardware sales is recognized upon shipment, unless a sales agreement contemplates that we provide testing, integration or implementation services, in which case hardware revenue is recognized upon commissioning and acceptance of the product (the activation of the cell site equipment following testing integration and implementation). Revenue from the licensing of software products generally is recognized upon delivery of the products, unless the sales includes post-contract customer support for which vendor specific objective evidence does not exist, in which case the revenue is recognized ratably over the term of the license period. Revenue from services is recognized ratably over the term of the maintenance support, on a percentage of completion basis over the term of the consulting effort, or during the month the training or operations support is provided.

         Cost of hardware revenue consists of manufacturing overhead for our test and assembly operation, materials purchased from our subcontractors and vendors, hardware purchased from third party vendors, depreciation of rental units, and shipping costs. Cost of software license revenue primarily includes fees paid to third party software vendors, as well as costs associated with the installation and configuration of the software. Cost of service revenue consists primarily of expenses for personnel engaged in network support, customer support, installation, training and consulting as well as communications charges and network equipment depreciation.

         Our gross margin has grown significantly in the past and may vary significantly in the future, depending on the mix of hardware, software and services. Our software licenses have a higher gross margin than our service and hardware revenue. In addition, our hardware gross margin can vary from customer to customer depending on the contract and from model to model depending upon the customer's cell site and switch configuration. Therefore, our operating results will be affected by the mix of hardware units, software licenses, and service fees recognized during each period.

         We sell PhonePrint primarily through our direct sales force, but have also entered into distribution agreements with Motorola, Ericsson, Aurora and Telesis, and seek to enter into additional distribution agreements for international markets. We sell PrePay primarily through a distribution arrangement with Ericsson and to a limited extent through our direct sales force. Our gross margin will also vary depending on the mix of direct sales and sales through distribution channels and sales referral arrangements.

         We continue to make efforts to sustain profits by increasing sales volume, decreasing costs of goods sold, and through certain other measures. While we have certain programs in place intended to reduce operating costs, our expenses could increase in the foreseeable future. As a result, there can be no assurance that we will sustain profitability. See "Risks and Uncertainties - We Cannot Assure Our Future Profitability".

Recent Events

         On February 3, 1999, we sold substantially all of the assets relating to our Communication Resource Manager, or CRM", billing system and certain related products to Wireless Billing Systems, or WBS", a California corporation, pursuant to the terms of an Asset Purchase Agreement. We recorded a loss on the sale of assets approximately $2.2 million, for the difference between the consideration received and the net book value of the net assets transferred to WBS, consisting of cash, accounts receivable, property and equipment and deferred revenue.

         Also on February 3, 1999, we signed a letter of intent with True Position to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of our intent to enter into this strategic relationship, we discontinued development of a wireless location project, resulting in a charge of $856,000, consisting of $649,000 in accrued termination benefits for 13 employees and equipment write-downs of $207,
000. As of December 31, 1999, we had not entered into a strategic relationship with True Position, and it is unclear whether the Company will be able to successfully develop a strategic relationship in the future.

Results of Operations-Years Ended December 31, 1997, 1998 and 1999

         Revenues. For the years ended December 31, 1997, 1998 and 1999, total revenues were $60.9, $65.2 and $66.2 million, respectively. Hardware revenue decreased 10% from $37.9 million in 1997 to $34.1 million in 1998, and 6% to $32.0 million in 1999. The growth in the installed base of PhonePrint units slowed in 1999 following the saturation of the domestic markets in addition to delayed sales in international markets as a result of economic difficulties in such markets. Software revenue increased 11% from $12.3 million in 1997 to $13.7 million in 1998, and increased 46% to $20.1 million in 1999. The growth in software revenues was primarily due to the strong growth of the PrePay product, following its launch in mid 1998. Service revenue increased 63% from $10.7 million in 1997 to $17.4 million in 1998, and decreased 18% to $14.2 million in 1999. The increase in service revenue was attributable to growth in the installed base for both hardware and software sales which included maintenance and other service contracts over the years. The decrease in 1999 was primarily due to the sale of CRM assets in the first quarter of 1999 and the resulting loss of consulting revenues caused by the discontinued product line.

         Gross Profit. Gross profit increased from $24.0 million for 1997 to $38.7 million for 1998 and $41.9 million for 1999, or 39%, 59% and 63% of total revenues, respectively. The increase in gross profit was due primarily to improved margins from software revenues, which contributed $10.4 million in 1997, $12.4 million in 1998, and $18.7 million in 1999. Hardware revenues contributed $9.9, $16.9, and $14.8 million in 1997, 1998, and 1999, respectively to the Company's gross profit. Service revenue gross profit for the year ended December 31, 1997 improved from $3.6 million, to $9.3 million in 1998, and decreased to $8.3 million in the 1999. The increasing software margins resulted from improved pricing models as well as a higher installed. Hardware margins decreased due to slower unit sales and a burdened hardware-pricing model while service margins decreased due to the loss of consulting revenues caused by the discontinued product line .

         Research and Development. Research and development expenses were $12.5, $18.3 and $11.3 million for the years ended December 31, 1997, 1998, and 1999, or 21%, 28% and 17% of total revenues, respectively. The increase in absolute dollars in 1998 was due primarily to the hiring of additional engineering and consulting personnel related to the continued development of PhonePrint and development work on new software products relating to the SCI acquisition. The decrease in dollars and percentage of revenues in 1999 was due to the sale of assets related to the Communication Resource Manager billing system and related products to Wireless Billing Systems. The sale resulted in a reduction in engineering and support staff costs as well as costs for related product development.

         Sales and Marketing. Sales and marketing expenses were $11.4, $16.8 and $13.4 million for the years ended December 31, 1997, 1998, and 1999, or 19%, 26% and 20% of total revenues, respectively. The increase in dollars in 1998 resulted from the hiring of additional sales and marketing personnel to support the increased sales of PhonePrint and to support the increase in service revenue. The decrease in dollars and percentage of total revenues in 1999 was due primarily to the CRM sale in which certain sales positions and related staff costs were eliminated.

          General and Administrative. General and Administrative expenses were $9.4, $8.5 and $6.6 million for the years ended December 31, 1997, 1998, and 1999, or 15%, 13% and 10% of total revenues, respectively. The decrease in 1998 was due to the consolidation of operations upon acquisition of SCI when duplicate processes were eliminated. The decrease continued in 1999 with the sale of CRM and further elimination of duplicate positions and related expenses.

         Merger Related Expenses. As discussed in the Notes to the Consolidated Financial Statements, Corsair incurred $4.2 million in merger related costs resulting from the acquisition of SCI in 1998. The one-time charges included transaction costs, termination benefits for approximately 20 employees, and redundant facility and other equipment costs associated with the merger.

         Reorganization Costs. On February 3, 1999, Corsair signed a letter of intent to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of our intent to enter into this strategic relationship, we discontinued development of a wireless location project, which resulted in a charge of $856,000, consisting of $649,000 in accrued termination benefits for 13 employees and equipment write-downs of $207,000. As of December 31, 1999, all of the accrued termination benefits had been paid.

         Loss on Sale of Assets. Also on February 3, 1999, we sold substantially all of the assets relating to our CRM billing system and certain related products to WBS, a California corporation, pursuant to the terms of an Asset Purchase Agreement.

         In conjunction with the sale, we received from WBS a secured promissory note receivable of $2.2 million, which was $2.2 million less than the net book value of the net assets transferred to WBS, consisting of cash, accounts receivable, property and equipment, and deferred revenue. The note bears interest at the rate of 10% per annum, payable in equal monthly installments based upon a sixty month amortization schedule with a final payment of the remaining unpaid principal with all accrued interest due and payable in May, 2003. The Company recorded a loss on the sale of the net assets of approximately $2.2 million, for the difference between the fair value of the consideration received and the net book value of the assets transferred.

         Interest Income, Net. Net interest income was $1.2 million for the year ended December 31, 1997 as compared to $2.5 million in 1998 and $1.8 million in 1999. Net interest income consists of interest income from our cash, short-term investments and notes receivable, net of interest expense on our equipment loans, equipment lease lines and other loans outstanding primarily in 1997 and 1998. The increase in net interest income in 1998 was a result of larger average cash investments attributable to the proceeds received from our initial public offering which was completed in July 1998.

         Extraordinary Item. During the years ended December 31, 1997 and 1998, we incurred losses on debt extinguishment of $428,000 and $226,000 associated with paying the principal and interest of $5.1 million and $4.8 million, respectively, on short-term and long-term notes payable.

         Income Taxes. The income tax expense for the year ended December 31, 1997 represents minimum state tax liabilities. For 1999, we recorded an income tax expense of $498,000 on pretax income of $9.3 million.

Liquidity and Capital Resources

         Our operating activities provided cash of $21.0 million for the year ended December 31, 1999. The generation of cash from operations in 1999 was largely due to the company's net income of $8.8 million and a reduction of inventory of $3.9 million and an increase of $2.9 million in accounts payable and accrued expenses.

         Our investing activities resulted in a net use of cash of $5.6 million for the year ended December 31, 1999. Net cash of $4.9 million was used for the purchase of additional short-term investments. During the year ended December 31, 1999, our financing activities used cash of $5.9 million primarily for the purchase of treasury stock.

         From inception, we have financed our operations primarily through a series of preferred stock and debt financing, and an initial public offering. In July 1997, our initial public offering generated $39.1 million of net proceeds. At December 31, 1999, we had cash and cash equivalents of approximately $13.7 million and short-term investments of approximately $39.3 million. We believe that existing sources of liquidity and internally generated cash, if any, will be sufficient to meet our projected cash needs for at least the next 12 months. We intend to continue significant product development efforts in the future and expect these to fund activities out of working capital. There can be no assurance, however, that we will not require additional financing prior to such date to fund operations or possible acquisitions. In addition, we may require additional financing after such date to fund operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, if and when required by the Company.

ITEM 7.  Quantitative and Qualitative Disclosures about Market Risk

         We invest our excess cash and short-term investment in corporate debt securities with high quality credit ratings and with an average maturity of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results in operations. At December 31, 1999, we had outstanding a note payable for $1.4 million which matures in 2001. The note has a fixed interest rate of 14.4%. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.



ITEM 8. Financial Statements and Supplementary Data

                          Annual Report on Form 10-K
                     For the Year Ended December 31, 1999

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 PAGE
                                                                 ------
Independent Auditors' Report, KPMG LLP                            24

Independent Auditors' Report, Deloitte & Touche LLP               25

Consolidated Balance Sheets as of December 31, 1998 and 1999      26

Consolidated Statements of Operations for the years ended
December 31, 1997, 1998 and 1999                                  27

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1997, 1998 and 1999                            28

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1998 and 1999                                  29

Notes to Consolidated Financial Statements                        30




Independent Auditors' Report

The Board of Directors
Corsair Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Corsair Communications, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of Corsair's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the statements of operations, stockholders' equity and cash flows of Subscriber Computing Inc., a company acquired by Corsair Communications, Inc. in a business combination accounted for as a pooling of interests as described in Note 4 to the consolidated financial statements, which reflect total revenues constituting 21.4% in fiscal 1997, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Subscriber Computing Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corsair Communications, Inc. and its subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.
                                                        /s/ KPMG LLP
Mountain View, California
February 4, 2000

Independent Auditors' Report

The Board of Directors
Subscriber Computing, Inc.:


         We have audited the balance sheet of Subscriber Computing, Inc. ("SCI") as of September 30, 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of SCI's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Subscriber Computing, Inc. as of September 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                       /s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
January 7, 1998


                                            CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,
                                                                            1998            1999
                                                                            ----            ----

                   ASSETS
     Current assets:
       Cash and cash equivalents                                           $    4,196    $    13,686
       Short-term investments                                                  34,377         39,263
       Trade accounts receivable, less allowance for
         doubtful accounts of $2,896 for 1998 and $2,115 for 1999              14,134         11,548
       Evaluation inventory                                                     2,597          1,163
       Inventories, net                                                         5,676          3,183
       Prepaid expenses                                                         2,266          1,475
     Current portion of notes receivable                                           --            385
                                                                        --------------  -------------
     Total current assets                                                      63,246         70,703
     Notes receivable                                                              --          1,325
     Property and equipment, net                                                7,422          3,458
     Other assets                                                                 892          1,197
                                                                        --------------  -------------
                                                                            $  71,560    $    76,683
                                                                        ==============  =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                                                    $    1,706    $     2,273
       Accrued expenses                                                         7,731         10,245
       Current portion of notes payable                                           639            737
       Current portion of capital lease obligations                               609             80
       Deferred revenue                                                         7,137          6,063
                                                                        --------------  -------------
       Total current liabilities                                               17,822         19,398
     Notes payable, net of current portion                                      1,407            670
     Capital lease obligations, net of current portion                            217             --
                                                                        --------------  -------------

     Total liabilities                                                         19,446         20,068
                                                                        --------------  -------------

     Commitments and contingencies

     Stockholders' equity:
       Common stock, $.001 par value; 20,000,000 shares authorized;
         17,976,492 and 18,281,324 shares issued and outstanding at                18             18
         December 31, 1998 and 1999, respectively
       Treasury stock at cost, 1,075,000 shares                                    --        (5,741)
       Notes receivable from stockholders                                       (468)          (272)
       Additional paid-in capital                                             105,433        106,445
       Deferred compensation                                                    (288)           (95)
       Accumulated deficit                                                   (52,581)       (43,740)
                                                                        --------------  -------------
Total stockholders' equity                                                     52,114         56,615
                                                                        --------------  -------------
                                                                            $  71,560      $  76,683
                                                                        ==============  =============




            See accompanying notes to consolidated financial statements



                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                   YEAR ENDED DECEMBER 31,
                                                           1997             1998              1999
                                                      ---------------- ---------------- -----------------

      Revenues:
          Hardware                                        $    37,882      $    34,089       $    31,961
          Software                                             12,303           13,717            20,083
          Service                                              10,671           17,412            14,163
                                                      ---------------- ---------------- -----------------
              Total revenues                                   60,856           65,218            66,207
                                                      ---------------- ---------------- -----------------

      Cost of revenues:
          Hardware                                             27,938           17,151            17,124
          Software                                              1,903            1,317             1,336
          Service                                               7,026            8,094             5,854
                                                      ---------------- ---------------- -----------------
              Total cost of revenues                           36,867           26,562            24,314
                                                      ---------------- ---------------- -----------------
      Gross profit                                             23,989           38,656            41,893
                                                      ---------------- ---------------- -----------------

      Operating costs and expenses:
          Research and development                             12,525           18,289            11,312
          Sales and marketing                                  11,411           16,775            13,421
          General and administrative                            9,432            8,501             6,606
          Merger related expenses                                  --            4,191                --
          Reorganization costs                                     --               --               856
                                                      ---------------- ---------------- -----------------

      Total operating costs and expenses                       33,368           47,756            32,195
                                                      ---------------- ---------------- -----------------

          Operating income (loss)                             (9,379)          (9,100)             9,698
      Loss on sale of assets                                       --               --           (2,176)
      Interest income, net                                      1,191            2,460             1,817
                                                      ---------------- ---------------- -----------------
          Income (loss) before income taxes and               (8,188)          (6,640)             9,339
      extraordinary item
      Income tax expense                                            8               --               498
                                                      ---------------- ---------------- -----------------
      Income (loss) before extraordinary item                 (8,196)          (6,640)             8,841
      Loss on debt extinguishment, net                          (428)            (226)                --
                                                      ================ ================ =================
      Net income (loss)                                   $   (8,624)      $   (6,866)         $   8,841
                                                      ================ ================ =================

      Basic net income (loss) per share data:
      Income (loss) before extraordinary item             $    (0.82)      $    (0.38)         $    0.50
      Extraordinary item                                       (0.04)           (0.01)                --
                                                      ---------------- ---------------- ----------------
      Basic net income (loss) per share                   $    (0.86)      $    (0.39)         $    0.50
                                                      ================ ================ =================

      Shares used in per share calculation                     10,017           17,749            17,700
                                                      ================ ================ =================

      Diluted net income (loss) per share data:
      Income (loss) before extraordinary item             $    (0.82)      $    (0.38)         $    0.48
      Extraordinary item                                       (0.04)           (0.01)                --
                                                      ---------------- ---------------- ----------------
      Diluted net income (loss) per share                 $    (0.86)      $    (0.39)         $    0.48
                                                      ================ ================ =================

      Shares used in per share calculation                     10,017           17,749            18,315
                                                      ================ ================ =================






               See  accompanying  notes  to  consolidated  financial statements.



                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                   NOTE     ADDITIONAL                                   TOTAL
        CONVERTIBLE                                             RECEIVABLE   PAID-IN      DEFERRED     ACCUMULATED   STOCKHOLDERS'
      PREFERRED STOCK      COMMON STOCK       TREASURY STOCK       FROM      CAPITAL    COMPENSATION     DEFICIT        EQUITY
                                                                STOCKHOLDER
      SHARES    AMOUNT   SHARES    AMOUNT      SHARES   AMOUNT

Balance
 as  9,166,288       9  2,368,207         2        --       --       (136)      45,774          (69)       (31,929)         13,651
 of
 December
 31,
 1996

Exercise
 of         --      --   730,417          1        --       --          --         402            --             --            403
 common
 stock
 options

Issuance
 of         --      --    58,828         --        --       --          --         142            --             --            142
 common
 stock
 for
 an
 acquisition

Issuance
 of
 common     --      --   178,229         --        --       --       (375)         375            --             --             --
 stock
 for
 notes
 receivable

Issuance
 of
 Series
 B   1,911,951       2        --         --        --       --          --      14,092            --             --         14,094
 convertible
 preferred
 stock,
 net
 of
 issuance
 costs

Issuance
 of
 Series
 D     266,668      --        --         --        --       --          --       2,996            --             --          2.996
 convertible
 preferred
 stock,
 net
 of
 issuance
 costs

Deferred
 compensation
 related     --      --        --         --        --       --          --       1,129       (1,129)             --             --
 to
 grant
 of
 stock
 options

Amortization
 of          --      --        --         --        --       --          --          --           550             --            550
 deferred
 compensation

Conversion
 of (11,344,907)   (11)  11,344,907       11        --       --          --          --            --             --             --
 preferred
 stock
 to
 common
 stock

Issuance
 of
 common      --      --  2,875,000         3        --       --          --      39,055            --             --         39,058
 stock
 net
 of
 issuance
 costs

Repurchase
 of          --      --   (7,026)         --        --       --          --         (3)            --             --            (3)
 common
 stock

Accretion
 attributable
 to          --      --        --         --        --       --          --         180            --          (180)             --
 subsidiary's
 preferred
 stock

Net loss     --      --        --         --        --       --          --          --            --        (8,624)        (8,624)

Change
 in          --      --        --         --        --       --          --          --            --        (4,892)        (4,892)
 subsidiary's
 year
 end
     -------------------------------------------------------------------------------------------------------------------------------

Balances
 as of      --      --  17,548,562       $ 17       --       --       (511)     104,142         (648)       (45,625)         57,375
 December
 31, 1997

Stock
 issued
 under       --      --   384,932          1        --       --          --       1,209            --             --          1,210
 stock
 option
 and
 stock
 purchase
 plans

Stock
 issued      --      --    40,409         --        --       --          --          --            --             --             --
 pursuant
 to
 exercise
 of
 warrants

Notes
 receivable  --      --        --         --        --       --          43          --            --             --             43
 repayments

Issuance
 of          --      --    13,575         --        --       --          --          --            --             --             --
 common
 stock
 for
 an
 acquisition

Accretion
 attributable
 to          --      --        --         --        --       --          --          90            --           (90)             --
 subsidiary's
 preferred
 stock

Repurchase
 of          --      --  (10,986)         --        --       --          --         (8)            --             --            (8)
 common
 stock

Amortization
 of          --      --        --         --        --       --          --          --           360             --            360
 deferred
 compensation

Net loss    --      --        --         --        --       --          --          --            --         (6,866)         (6,866)

     -------------------------------------------------------------------------------------------------------------------------------

Balances
 as of      --      --  17,976,492     $ 18     $ --     $ --         $(468)    $ 105,433       $(288)      $(52,581)     $ 52,114
 December
 31, 1998
     ===============================================================================================================================

Stock
 issued
 under       --      --   299,802         --        --       --          --         675            --             --            675
 stock
 option
 and
 stock
 purchase
 plans

Stock
 issued      --      --     5,030         --        --       --          --         (5)            --             --            (5)
 pursuant
 to
 exercise
 of
 warrants

Notes
 receivable  --      --        --         --        --       --         196        (16)            --             --            180
 repayments

Deferred
 compensation--      --        --         --        --       --          --         358            --             --            358
 related
 to CRM sale

Amortization
 of          --      --        --         --        --       --          --          --           193             --            193
 deferred
 compensation

Purchase
 of          --      --        --         -- (1,075,000) (5,741)          --         --            --             --        (5,741)
 Treasury
 Stock

Net          --      --        --         --        --       --           --         --            --          8,841          8,841
 income
     -------------------------------------------------------------------------------------------------------------------------------
Balances
 as of       --      -- 18,281,324    $ 18  $(1,075,000)  $(5,741)    $(272)     $106,445       $(95)        $(43,740)     $ 56,615
 December
 31, 1999
     ===============================================================================================================================

           See   accompanying   notes  to  consolidated financial statements.


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                         1997            1998              1999
                                                                     -------------    ------------     -------------

Cash flows from operating activities:
    Net income (loss)                                                 $   (8,624)      $  (6,866)        $    8,841

    Adjustments to reconcile net income (loss) to net cash (used
      in) provided by operating activities:
              Depreciation and amortization                                 2,934           4,243             3,722
              Amortization of deferred compensation                           550             360               193
              Extraordinary loss on extinquishment of debt                    428             226                 -
              Noncash loss on disposition of assets                           100               -               914
              Noncash reorganization costs                                      -               -               412
              Merger-related costs                                              -           4,191                 -
              Changes in operating assets and liabilities:
                        Trade accounts receivable                           (886)         (8,524)               665
                        Inventories                                           969              90             3,917
                        Prepaid expenses and other assets                 (2,341)           (990)             (697)
                        Accounts payable and accrued expenses                 153         (4,054)             2,943
                        Deferred revenue                                    4,487         (5,215)                95
                                                                     -------------    ------------     -------------
                             Net cash (used in) provided by               (2,230)        (16,539)            21,005
                               operating activities
                                                                     -------------    ------------     -------------
Cash flow from investing activities:
    Purchase of short-term investments                                   (66,601)        (29,514)          (37,035)
    Proceeds from sales and maturities of short-term investments           23,969          39,862            32,149
    Purchases of property and equipment                                   (4,822)         (3,446)             (717)
                                                                     -------------    ------------     -------------
                             Net cash (used in) provided by              (47,454)           6,902           (5,603)
                             investment activities
                                                                     -------------    ------------     -------------
Cash flow from financing activities:
    Proceeds from sale of preferred stock, net of offering costs           17,090               -                 -
    Proceeds from issuance of common stock, net of offering costs          39,458           1,202               655
    Proceeds from notes payable                                               660           4,128               207
    Repurchase of common stock                                                  -               -           (5,741)
    Payments on note payable                                              (8,269)         (9,021)             (639)
    Payments on capital lease                                               (733)           (747)             (590)
    Proceeds from notes receivable from stockholders                            -              43               196
                                                                     -------------    ------------     -------------
                             Net cash provided by (used in)                48,206         (4,395)           (5,912)
                               financing activities
                                                                     -------------    ------------     -------------
Net increase (decrease) in cash and cash equivalents                      (1,478)        (14,032)             9,490
Change in subsidiary's year end                                                77               -                 -
Cash and cash equivalents, beginning of year                               19,629          18,228             4,196
                                                                     -------------    ------------     -------------
Cash and cash equivalents, end of year                                 $   18,228       $   4,196         $  13,686
                                                                     =============    ============     =============
Cash paid during the year:
    Interest                                                           $    1,128       $   1,188         $     296
                                                                     =============    ============     =============
    Income taxes                                                       $      807       $     364         $     508
                                                                     =============    ============     =============
Noncash financing and investing activities:
    Assets recorded under capital leases                               $      864       $      --         $      --
                                                                     =============    ============     =============
    Common stock issued upon exercise of stock option in exchange
         for stockholders' note                                        $      375       $      --         $      --
                                                                     =============    ============     =============
    Deferred compensation relating to stock option grants              $    1,129       $      --         $      --
                                                                     =============    ============     =============
    Conversion of preferred stock to common stock                      $   31,737       $      --         $      --
                                                                     =============    ============     =============
    Accretion of subsidiary's preferred stock liquidation              $      180       $      90         $      --
    preference
                                                                     =============    ============     =============
    Notes receivable in exchange for net assets sold                   $       --       $      --         $   2,238
                                                                     =============    ============     =============
    Options vesting in reorganization costs                            $       --       $      --         $     358
                                                                     =============    ============     =============


          See  accompanying  notes  to  consolidated  financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


1. BUSINESS

Corsair Communications, Inc. ("Corsair") is a leading provider of software and system solutions for the wireless industry, focusing on prepaid wireless billing and fraud prevention. On June 23, 1998, we acquired Subscriber Computing, Inc. ("SCI") in a combination accounted for under the pooling-of-interests method of accounting. Our consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented.

The consolidated financial statements include the accounts of Corsair and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from hardware sales is recognized upon shipment, unless a sales agreement contemplates that we provide testing, integration or implementation services, in which case hardware revenue is recognized upon commissioning and acceptance of the product (the activation of the cell site equipment following testing integration and implementation). Revenue from the licensing of software products generally is recognized upon delivery of the products, unless the sales includes post-contract customer support for which vendor specific objective evidence does not exist, in which case the revenue is recognized ratably over the term of the license period. Revenue from services is recognized ratably over the term of the maintenance support, on a percentage of completion basis over the term of the consulting effort, or during the month the training or operations support is provided.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). Effective January 1, 1998, the Company adopted SOP 97-2. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancement, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on objective evidence which is specific to Corsair. The revenue allocated to software products, including specified upgrades or enhancements, generally is recognized as the services are performed. If evidence of the fair value for all elements of the arrangement does not exist, all revenue for the arrangement is deferred until such evidence exists or until all elements are delivered. There was no material change to the Company's accounting for revenues as a result of the adoption of SOP 97-2. The fair value of our products is indicated by the standard sale price specific to each hardware element or the annual software or service renewal rates agreed to and paid by our customers.

In December 1998, Accounting Standards Executive Committee (AcSEC) issued SOP 98-9 "Software Revenue Recognition, with Respect to Certain Arrangements", which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. We do not expect a material change to our accounting for revenues as a result of the provisions of SOP 98-9. SOP 98-9 is effective for transactions entered into beginning January 1, 2000.

Concentration of Credit Risk

Financial  instruments  that  potentially  expose Corsair to  concentrations  of
credit  risk  principally   consist  of  cash,  cash   equivalents,   short-term
investments, and accounts receivable.

We limit the amounts invested in any one type of investment and maintain cash investments with several financial institutions. As such, we believe the financial risks associated with such deposits are minimal.

Corsair has historically sold its products directly to wireless telecommunications carriers. Sales generally are not collateralized, credit evaluations are performed as appropriate, and allowances are provided for estimated credit losses. We have not experienced significant losses on trade receivables from any particular customer or geographic region.

Fair Value of Financial Instruments

Corsair's cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses are stated at fair value which approximates their carrying values due to the short maturity of those instruments.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of instruments with remaining maturities of 90 days or less at the date of acquisition. Certain cash equivalents and all investments are classified as available-for-sale. The securities are carried at fair value, which approximates cost. To date, the fair value of the securities has not differed significantly from the cost basis of the securities.

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

Investments, all of which are debt securities maturing in one year or less and are classified as available-for-sale, consisted of the following (in thousands):


                                                  DECEMBER 31,
                                            1998              1999
                                            ----              ----
         Corporate debt securities        $ 34,377         $ 39,263
         Certificates of deposit             2,290              290
                                          ----------       ---------
                                          $ 36,667         $ 39,553
                                          =========        =========

As of December 31, 1998 and 1999, $2,290,000 and $290,000, respectively, of Corsair's investments were classified as cash and cash equivalents in the accompanying balance sheets.

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

Software Research and Development Costs

All costs incurred to establish the technological feasibility of software are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized and amortized on a straight-line basis over their estimated useful lives. We determine that technological feasibility has been established once a working model has been completed and tested. No software research and development costs have been capitalized as qualified amounts have not been material.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Corsair evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Income (Loss) Per Share

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

The Company has excluded the impact of approximately 1,268,289 and 1,951,331 outstanding options to purchase common stock and outstanding warrants to purchase 271,545 and 194,249 shares of common stock as of December 31, 1997 and 1998, respectively, since their inclusion in diluted per share results would have been antidilutive.

The following tables set forth the computations of shares and net income (loss) used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                                YEAR ENDED DECEMBER 31,
                                                           1997             1998            1999
                                                        ------------    ------------   -------------

       Basic net income (loss) per share data:
               Net income (loss)                        $   (8,624)      $  (6,866)        $   8,841
                                                         ============    ============   ============
            Actual weighted average common                  10,017           17,749           17,700
            shares outstanding for the period            ============    ============   ============
       Basic net income (loss) per share                $    (0.86)      $   (0.39)        $    0.50
                                                         ------------    ------------   ------------

       Diluted net income (loss) per share data:
             Net income (loss)                          $   (8,624)      $  (6,866)        $   8,841
                                                        ============     ============    ============
             Actual weighted average common
             shares outstanding for the period               10,017          17,749           17,700
             Stock options and warrants outstanding              --              --              615
                                                         ------------    -------------    -----------
       Shares used in diluted per share                      10,017          17,749           18,315
                                                         ============    ============    ============
       Diluted net income (loss) per share               $   (0.86)      $   (0.39)        $    0.48
                                                         ============    ============    ============


Stock-Based Compensation

Corsair accounts for its stock-based compensation arrangements using the intrinsic-value method prescribed in Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees". As such, deferred compensation is recorded on the date of grant when the fair value of the underlying common stock exceeds the exercise price or the purchase price for issuances or sales of common stock. Deferred compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation No. 28. Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting For Stock-Based Compensation" establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Corsair has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Comprehensive Income (Loss)

Corsair has no significant components of other comprehensive income (loss), and accordingly, the comprehensive income (loss) is the same as net income (loss) for all periods.

3. BALANCE SHEET COMPONENTS AND RELATED VALUATION ACCOUNTS

Inventories

Inventories consisted of the following (in thousands):

                                     DECEMBER 31,
                               1998               1999
                               ----               ----

     Raw materials             $ 2,600         $   948
     Work in process               311              --
     Finished goods              2,765           2,235
                              --------       ---------
                               $ 5,676         $ 3,183
                              ========       =========


Property and Equipment

Property and equipment consisted of the following (in thousands):

                                                         DECEMBER 31,
                                                   1998              1999
                                                   ----              ----

  Computer equipment                               $10,059          $6,590
  Furniture and fixtures                             1,093             985
  Purchased software                                 1,233           1,788
  Leasehold improvements                             1,311           1,261
  Machinery & equipment                              1,795           1,729
                                                  --------       --------
                                                    15,491          12,353
   Less accumulated depreciation and amortization  (8,069)         (8,895)
                                                   --------       ---------
                                                   $ 7,422          $3,458


The total amount of assets recorded under capital leases included in property and equipment is approximately $2,505,000 and 2,180,000 as of December 31, 1998 and 1999, respectively. Accumulated amortization thereon was $1,789,000 and 2,093,000 as of December 31, 1998 and 1999, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

                                               DECEMBER 31,
                                        1998               1999
                                        ----               ----
     Accrued benefits                  $  2,261        $  1,987
     Accrued warranty costs               2,093           2,836
     Accrued professional fees            1,416           1,279
     Accrued taxes                          291           1,327
     Customer discounts                       -           1,207
     Other                                1,670           1,609
                                       --------       ---------
                                       $  7,731        $ 10,245
                                       ========       =========

Allowance for Doubtful Accounts

Changes to the allowance for doubtful accounts consisted of the following (in thousands):

                       Balance at     Charged to
                       beginning of   costs and                 Balance at end
  YEAR ENDED           the period     expenses     Deductions   of the period
  ----------           ----------     --------     ----------   -------------

  December 31, 1997    $     867      $   2,018    $   1,457    $   1,428
  December 31, 1998    $  1,428       $   2,692    $   1,224    $   2,896
  December 31, 1999    $  2,896       $   1,123    $   1,904    $   2,115



4.  MERGER WITH SUBSCRIBER COMPUTING INC.

On June 23, 1998, Corsair issued approximately 3.9 million shares of its common stock in exchange for all of the outstanding shares of common stock of SCI, a provider of software systems to the paging, cellular and PCS industries. As a result of the merger, each outstanding share of SCI preferred stock was converted into shares of SCI common stock based on their respective liquidation preference. Concurrently, each share of SCI common stock was converted into
0.238 shares of Corsair common stock, and SCI became a wholly owned subsidiary of Corsair. In addition, Corsair has reserved approximately 464,500 shares of its common stock for issuance upon the exercise of assumed SCI stock options and warrants. The merger was accounted for as a pooling of interests, and accordingly, Corsair's consolidated financial statements have been restated to include the financial position and results of SCI for all periods presented.

Corsair's statement of operations for the three-year period ended December 31, 1999 have been combined with SCI's statement of operations for the year ended September 30, 1997, and the two year periods ended December 31, 1999, respectively. Due to the fiscal year end conversion of SCI to that of Corsair, the following summarized financial information for SCI for the three months ended December 31, 1997 was not included in the consolidated statements of operations:

                      Three Months Ended December 31, 1997
                      ------------------------------------
           Net revenue                                    $     2,854
           Total cost of sales                                  1,758
                                                          ------------
           Gross profit                                         1,096
                                                          ------------
           Operating costs and expenses                         5,946
                                                          ------------
           Operating loss                                     (4,850)
           Other expense, net                                    (42)
                                                          ============
           Net loss                                        $  (4,892)
                                                          ============


SCI did not incur any significant operating, investing, or financing cash flow events during the three months ended December 31, 1997.

The results of operations previously reported by the separate enterprises and the combined amounts presented at the time of the merger are summarized below (in thousands):

                                   Corsair          SCI         Combined
                                -------------  -------------  -------------

 Year Ended December 31, 1997
      Total revenue               $   47,838     $  13,018     $   60,856
      Extraordinary loss                 428            --            428
      Net loss                       (1,068)       (7,556)        (8,624)



In the second quarter of 1998, Corsair recorded merger-related costs and expenses of $4.2 million. The one-time charges included $2.5 million in transaction costs, $1.5 million of termination benefits for approximately 20 employees, and redundant facility and other equipment costs associated with the merger of $145,000. As of December 31, 1999, all of the accrued merger-related costs had been paid.




5. REORGANIZATION COSTS

On February 3, 1999, Corsair signed a letter of intent with True Position to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of our intent to enter into this strategic relationship, Corsair discontinued development of a wireless location project, resulting in a charge of $856,000, consisting of $649,000 in accrued termination benefits for 13 employees and equipment write-downs of $207, 000. As of December 31, 1999, the Company had not developed a strategic relationship with True Position, and it is unclear whether the Company will be able to successfully develop a strategic relationship in the future.



6. LOSS ON SALE OF ASSETS

Also on February 3, 1999, we sold substantially all of the assets relating to our Communication Resource Manager billing system and certain related products to Wireless Billing Systems ("WBS"), a California corporation, pursuant to the terms of an Asset Purchase Agreement.

In conjunction with the sale, we received from WBS a secured promissory note receivable of $2.2 million, which was $2.2 million less than the net book value of the net assets transferred to WBS, consisting of cash, accounts receivable, property and equipment, and deferred revenue. The note bears interest at the rate of 10% per annum, payable in equal monthly installments based upon a sixty month amortization schedule with a final payment of the remaining unpaid principal with all accrued interest due and payable in May, 2003. We recorded a loss on the sale of the net assets of approximately $2.2 million, for the difference between the consideration received and the net book value of the assets transferred.



7. DEBT

Notes payable consists of a note to a financial institution, with monthly payments of approximately $74,000 at an interest rate of 14.38% with a lump sum payment of approximately $260,000 due on June 1, 2001, collateralized by selected assets of the Corsair. The outstanding balance as of December 31, 1999 was approximately $1,407,000.

During 1997, the Company recorded an extraordinary loss of $428,000 in connection with the payment of $5.1 million in principal and interest for the early extinguishment of all three loan and security agreements. The loss was comprised of pre-payment penalties and amortization of the remaining discount on the debt associated with warrants issued along with the notes payable. In addition, in 1998, the Company incurred a loss on debt extinguishment of $226,000 associated with paying the principal and interest of $4.8 million of short-term and long-term notes payable noted above. The loss was comprised of the amortization of the remaining loan fees associated with the debt issuance.



8. INCOME TAXES

Income tax expense consists of the following for the years ended December 31 (in thousands):

                                 1997            1998               1999
                            -------------    -------------     ---------------
Current
  Federal                       $       -      $        -        $      1,431
  State                                 8               -                 248
                            --------------    ------------     ---------------
Total current tax expense               8               -               1,679
Deferred
  Federal                               -               -             (1,181)
  State                                 -               -                   -
                            --------------    ------------     ---------------
Total deferred tax expense              -               -             (1,181)
                            --------------    ------------     ---------------
Total tax expense                $      8      $        -        $        498
                            ==============    ============     ===============


A  reconciliation  of the  Federal  statutory  rate of 34% as  applied to income
(loss) before income taxes and extraordinary item from continuing operations to Corsair's effective tax rate is as follows (in thousands):

                                                            Year Ended December 31,
                                             ------------------------------------------------------
                                                  1997               1998                1999
                                             ----------------    --------------     ---------------

Tax at U.S. Federal statutory rate (benefit)     $   (2,423)        $  (2,258)         $     3,176
S corporation loss not subject to tax                  2,062                 -                   -

Utilization of prior net operating losses and
temporary differences                                      -                 -             (1,240)
Utilization of prior year tax credits                      -                 -               (645)
Change in beginning valuation allowance                    -                 -             (1,181)
Unutilized net operating losses                          153             1,832                   -
State income taxes                                         8                 -                 248
Nondeductible merger expenses                              -               369                   -
Other nondeductible expenses                             208                57                 140
                                             ----------------   ==============      ===============
     Total tax expense                           $         8        $        -          $      498
                                             ================   ==============      ===============


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                           Year Ended December 31,
                                                             ----------------------------------------------------
                                                                 1997               1998               1999
                                                             --------------    ----------------    --------------

Deferred tax assets:
     Net operating loss carryforward                         $      10,155      $       10,717       $     9,910
     Credit carryforwards                                            1,468               2,164             1,984
     Inventory, due to reserves and additional amounts                 401                 745               928
      capitalized for tax
     Bad debt reserve                                                    -                   -               850
     Accrued vacation                                                    -                   -               198
     Accrued warranty and retrofit                                       -                   -             1,140
     Other accruals and reserves not currently  deductible           1,476               1,936               139
      for tax purposes
     Technology asset                                                1,677               1,476             1,311
     Fixed assets                                                      182                 627               906
     Other                                                               -                  98                 -
                                                             --------------    ----------------    --------------
              Total gross deferred tax assets                       15,359              17,763            17,366

     Less valuation allowance                                     (15,331)            (17,763)          (16,185)
                                                             --------------    ----------------    --------------
              Net deferred tax assets                                   28                   -             1,181
                                                             --------------    ----------------    --------------
Deferred tax liabilities:
    Other deferred liabilities                                        (28)                   -                 -
                                                             --------------    ----------------    --------------
              Total deferred tax liabilities                          (28)                   -                 -
                                                             --------------    ----------------     -------------
              Net deferred tax assets                        $           -      $            -        $    1,181
                                                             ==============    ================     =============

The net change in the valuation allowance for the year ended December 31, 1999 was a decrease of approximately $964,000. We believe that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

As of December 31, 1999, Corsair had net Federal and California operating loss carryforwards of approximately $26.1 and $16.2 million respectively, for income tax reporting. The Federal net operating loss carryforwards expire beginning in 2009 through the year 2011. The California net operating loss carryforwards expire in 2002.

Corsair also has research and experimental tax credits aggregating approximately $932,000 and $857,000 for Federal and California purposes, respectively. The Federal credits forwards expire beginning in 2009 through 2018. The California credits carry over indefinitely until utilized.

There are also California credit carryforwards for qualified manufacturing and research and development equipment of approximately $79,000; these credits expire in 2006.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. An "ownership change" occurred in October 1996 . The approximate amounts of carryforward items affected by this restriction are as follows:

                                      Federal         California
                                      -------         ----------

    Net operating losses           $ 13,900,000       $  9,500,000
    Research credits                    230,000             80,000

This restriction also applies to carryforward items resulting from the "ownership change" upon the acquisition of SCI Computing in June 1998. The approximate amounts of carryforward items of this subsidiary which are affected by this restriction are as follows:

                                       Federal          California
                                       -------          ----------

     Net operating losses           $ 12,300,000      $ 6,700,000
     Research credits                    238,000          308,000

The "ownership change" restrictions are not expected to impair Corsair's ability to utilize the affected carryforward items. If there should be a subsequent "ownership change" as defined, Corsair's ability to utilize all stated carryforwards could be reduced.


9. STOCKHOLDERS' EQUITY

 Preferred Stock

Upon Corsair's initial public offering of its common stock on July 29, 1997, all shares of issued and outstanding preferred stock were converted to 11,344,907 shares of common stock. Following the conversion, Corsair had no preferred stock outstanding.

1997 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan

In February 1997, Corsair's subsidiary, SCI, adopted the 1997 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan (the "SCI"
Plan) and authorized 653,290 shares of the Corsair's common stock to be issued under the SCI Plan. Incentive options may be issued to officers and key employees. Nonqualified options and restricted shares may be issued as determined by the Board of Directors. The exercise prices are to be determined pursuant to formulas specified in the SCI Plan but not less than the fair market value at the grant date. Options expire within ten years from the date of grant.

In connection with the adoption of the SCI Plan, certain stockholders were issued restricted stock in return for cancellation of options granted under the previous plan. As consideration for the stock received, the stockholders issued notes payable to Corsair totaling $375,125. The notes bear interest at a rate of 7% per annum, with principal and interest due on February 28, 2002, and are secured by the stock received. The notes have been included as a separate component of stockholders' equity in the accompanying financial statements.

Corsair has assumed certain option plans in connection with the merger of SCI as discussed in Note 4. These options were granted under terms similar to the terms of the Plan at prices adjusted to reflect the relative exchange ratios of the mergers. All former plans were terminated as to future grants upon completion of the merger.

1997 Stock Incentive Plan

In May 1997, Corsair adopted the 1997 Stock Incentive Plan (the "Plan") and authorized 1,337,633 shares of the common stock to be issued under the Plan. Under provisions of the Plan, options are granted at fair market value at date of grant for incentive stock options or no less than 85% of fair market value for nonqualified options. Options generally vest over 4 years with 25% vesting on the first anniversary of the vesting commencement date and monthly thereafter. Options generally expire 10 years from the date of grant.

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

Accounting for Stock-based Compensation

Corsair uses the intrinsic-value method to account for all of its stock-based employee compensation plans. During 1997 the Company recorded deferred compensation costs totaling $1,202,000 related to its stock option plans for the difference between the exercise price of each option and the fair market value of the underlying common stock as of the grant date for each stock option. This amount is being amortized over the vesting period of the individual options, generally four years. Amortization of deferred compensation totaled $360,000 and $193,000 in 1998 and 1999 respectively, and has been charged to operating expenses.

Had compensation cost for the Corsair's stock option and employee purchase plans been determined consistent with the fair value approach enumerated in SFAS No. 123, Accounting for Stock-Based Compensation, Corsair's pro forma net income
(loss) would have been as follows (in thousands, except per share data):

                                                                 Year Ended December 31
                                                       1997            1998             1999
                                                  --------------- ---------------- ----------------

Net income (loss) - as reported                      $   (8,624)       $  (6,866)           $8,841
Net income (loss) - pro forma                            (9,315)          (8,790)            7,655
Diluted net income (loss) per share - as reported         (0.86)           (0.39)             0.48
Diluted net income (loss)  per share - pro forma          (0.93)           (0.50)             0.42

The fair value of each option under the Plan is estimated based on the date of grant using the Black-Scholes method in 1997, 1998 and 1999, using the following weighted-average assumptions:

                                    1997              1998             1999
                                    ----              ----             ----
Expected life (years)               2.86              2.64             3.50
Expected stock price volatility       27%               60%              70%
Risk-free interest rate             6.12%             4.83%            5.90%


No dividend impact was considered as Corsair has never declared, and does not have plans to declare any future dividends.

The pro forma net income (loss) and per share data include expenses related to the Purchase Plan. The weighted average fair value of purchase rights granted during 1999 under the Purchase Plan is $2.58. The fair value is estimated using the Black-Scholes model assuming no expected dividends on the date of grant, a risk-free rate of 5.47%, volatility of 70%, and an expected life which varies over the exercise periods.

Stock Option Activity and Status

The following table summarizes activity under Corsair's Option Plans:

                                                                                                   Weighted-Average
                                                       Weighted-Average       Options Vested        Fair Value of
                                         Shares         Exercise Price              at                 Options
                                                                                Period-End             Granted
                                      -------------    ------------------    -----------------    -------------------

Outstanding as of December 31, 1996      1,221,827               $  0.65

                                                                                      258,079
                                                                             =================
         Options granted                 1,090,534                  6.50
                                                                                                              $ 3.60
                                                                                                  ===================
         Options exercised               (730,416)                  0.55
         Options canceled                (313,656)                  1.30
                                      -------------    ------------------

Outstanding as of December 31, 1997      1,268,289                  5.58
                                                                                      291,477
                                                                             =================
         Options granted                 2,029,748                  6.44

                                                                                                              $ 2.79
                                                                                                  ===================
         Options exercised               (271,961)                  1.91
         Options canceled              (1,074,745)                 11.74
                                      -------------    ------------------


Outstanding as of December 31, 1998      1,951,331                  3.59
                                                                                      432,614
                                                                             =================
         Options granted                 1,433,350                  6.89
                                                                                                              $ 3.72
                                                                                                  ===================
         Options exercised               (200,764)                  1.49
         Options canceled                (988,110)                  4.10
                                      -------------    ------------------

Outstanding as of December 31, 1999      2,195,807               $  5.70
                                      =============    ==================

The following table summarizes information about stock options outstanding as of December 31, 1999:

                           Outstanding                                               Exercisable
                                    Weighted-average
                     Number of         Remaining          Weighted-average     Number of      Weighted-average
 Exercise prices       shares       Contractual life       exercise price        shares       Exercised prices
 ---------------       ------       ----------------       --------------        ------       ----------------

$0.30 - $2.11            200,672                  5.88               $  0.84       170,322               $  0.83
$2.88 - $3.00            343,117                  8.73                  2.93       118,552                  2.93
$3.06 - $5.00            696,420                  9.28                  4.38        65,800                  4.70
$5.13 - $5.50            236,788                  8.95                  5.14        50,433                  5.13
$7.00 - $10.00           497,110                  9.79                  8.87         7,558                  7.87
$11.06 - $19.50          221,700                  9.63                 11.45        19,949                 14.63
=================== ============= ===================== ===================== ============= =====================
$0.30 - $19.50         2,195,807                  9.00                  5.64       432,614                  3.25
=================== ============= ===================== ===================== ============= =====================

As of December 31, 1999, employees held 23,179 shares of common stock outstanding by virtue of option exercises which were subject to repurchase by Corsair at prices ranging from $0.68 to $1.13 per share. Corsair's right of repurchase expires 25% on the first anniversary of the original issuance date and monthly thereafter, over a four-year period.

During the fourth quarter of 1998, Corsair's Board of Directors approved the repricing of approximately 821,000 outstanding stock options held by existing employees to the current fair market value of Corsair's stock at the date of the repricing.

Warrants

Corsair issued warrants to purchase an aggregate 243,822 shares of common stock at an exercise price of $5.91 to $6.65 per share in conjunction with various loan and security agreements. The warrants, exercisable until July 2002, were assigned an aggregate value of $161,000, with the value being amortized over the term of the loan and recorded as interest expense. As of December 31, 1999, one warrant for the purchase of 52,500 shares of common stock remained outstanding.


10. COMMITMENTS AND CONTINGENCIES

 Leases


The Company is obligated under certain noncancelable operating leases for office space and equipment expiring at various dates through 2002. Total rental expense was approximately $1,539,000, $1,938,000 and $1,481,000 for the years ended December 31, 1997, 1998, and 1999 respectively.

Future minimum payments under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Year ending                                              Capital    Operating
December 31,                                              leases     leases
------------                                              ------     ------

    2000                                                     89       1,296
    2001                                                     --       1,124
    2002                                                     --         449

Total minimum lease payments                               $ 89    $  2,869
                                                                    ========
Less amount representing interest and taxes                   9
                                                           -----
Current portion of obligations under capital lease         $ 80
                                                           =====

Litigation

Corsair is involved in various legal matters that have arisen in the normal course of business. We believe, after consultation with counsel, any liability that may result from the disposition of such legal matters will not have a
material  adverse  effect  on  Corsair's   financial  condition  or  results  of
operations.

Employee Benefit Plans

Corsair has two defined contribution 401(k) retirement plans for qualified employees. Employer contributions made under the plans totaled approximately $425,000 and $308,000 in 1998 and 1999, respectively. No employer contributions were made in 1997.

11.  SEGMENT INFORMATION

Corsair has adopted the provision of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within Corsair for making operating decisions and assessing financial performance.

Corsair's chief operating decision maker is considered to be the our Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, Corsair operates in, and measures its results in a single operating segment, system solutions of the global wireless industry, rather than distinctive product segments.

Corsair's   operations  are  located  in  the  United   States.   Revenues  from
international sources relate to export sales primarily to distributors in Europe, Latin America and Asia. Our revenues from two distinct products are generated from one industry by the following geographic areas (in thousands):

                                                 Years Ended
                                                 December 31,
                            --------------------------------------------------
                                 1997               1998             1999
                            ---------------     --------------    ------------
Revenues:
    North America               $   46,371         $   38,022      $   17,248
    Latin America                    5,933             14,827          36,655
    Pacific Rim                      5,568              6,921          11,538
    Europe                           2,984              5,448             766
                            ---------------     --------------    ------------
         Total                  $   60,856         $   65,218      $   66,207

We have no material operating assets outside of the United States.

Significant Customers

The following tables summarize information relating to Corsair's significant customers as of December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999:
                                             Percentage of
                                            Total Revenues
                                            --------------
                                      1997        1998       1999
                                      ----        ----       ----
         Customer A                     11%        13%         3%
         Customer B                     12%        10%         4%
         Customer C                     10%         9%         5%
         Customer G                      -          6%        43%

                                               Percentage of Trade
                                               Accounts Receivable
                                               -------------------
                                                  1998        1999
                                                  ----        ----
         Customer F                                12%          5%
         Customer G                                11%         48%
         Customer J                                 -          11%




UNAUDITED QUARTERLY RESULTS
(in thousands, except per share data)

                                                                    Quarters Ended 1998
                                          March 31             June 30 *           September 30        December 31
                                       ----------------     -----------------     ---------------    ----------------

Total revenues                           $      18,834         $      19,049         $    12,023       $      15,312

Gross Profits                                    9,688                11,701               7,568               9,699
Operating expenses                              10,071                15,097              11,280              11,308
Operating loss                                   (383)               (3,396)             (3,712)             (1,609)
Net income (loss)                                  307               (3,330)             (3,089)               (754)

Net income (loss) per share:             $        0.02          $     (0.19)          $   (0.17)        $     (0.04)
Shares used in per share computation            18,115                17,660              17,802              17,926


* Net income (loss) for the second quarter of 1998 is presented net of an adjustment to the quarter's previously reported operating figures. The adjustment was to decrease operating expenses by approximately $290 for the second quarter. The adjustment caused related changes to operating loss, and net income (loss).

                                                                    Quarters Ended 1999
                                           March 31             June 30            September 30      December 31
                                        ---------------     -----------------     ---------------    ----------------

Total revenues                             $    15,278        $       16,046      $       17,087     $        17,796
Gross Profits                                    9,524                 9,657              10,663              12,049
Operating expenses                               9,881                 7,601               7,319               7,394
Operating income (loss)                          (357)                 2,056               3,344               4,655
Net income (loss)                              (2,134)                 2,421               2,867               5,687

Diluted net income (loss) per share:       $    (0.12)        $         0.13      $         0.16     $          0.31
Shares used in diluted per share                18,032                18,236              18,073              18,484
   computation


                                    PART III
--------------------------------------------------------------------------------


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

         (d) Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of copies of Forms 3, 4, and 5 and amendments thereto furnished to Corsair, or written representations that no Form 5s were required, we believe that, during January 1, 1999 through December 31, 1999, all
                  Section 16(a) filing requirements applicable to our officers, directors and greater that 10% stockholders were satisfied.


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

                                 PART IV
--------------------------------------------------------------------------------


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)  Financial Statements

         Corsair's  financial  statements are included  herein as required under
         Item 8 of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page 23.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)   Exhibits

Exhibit
Number                              Description
------                              -----------

3.1  +    Amended  and  Restated  Certificate  of Incorporation  of the Company
          (Exhibit 3.2)
3.2  +    Restated Bylaws of the (Exhibit 3.3)
4.1  +    Form of Certificate for Common Stock.
10.1 +    Series A Preferred Stock Purchase  Agreement between the Company and the  purchasers  listed on Schedule A thereto,  dated December
          10, 1994
10.2 + Asset Purchase Agreement between the Company and ESL Incorporated, dated December 14, 1994.
10.3 +    Series A Preferred  Stock  Purchase Agreement between the Company and ESL Incorporated, dated December 14, 1994.
10.4 +    License and Technical  Assistance Agreement between the Company,
          TRW Inc. and ESL Incorporated, dated December 14, 1994.
10.5 + AirTouch Assignment Agreement between the Company and ESL Incorporated, dated December 14, 1994.
10.6 + Development and License Agreement between ESL Incorporated and PacTel Corporation, dated October 4, 1993.
10.7 +    First Amendment to the Development and License Agreement between
          ESL Incorporated and PacTel Corporation, dated October 23, 1994.
10.8 +    Second Amendment to and Consent of Assignment of the Development
          and License Agreement between the Company and AirTouch, dated December 14, 1994.
10.9 +    Third Amendment to the Development and License Agreement between the Company and AirTouch, dated August 18, 1995.
10.10+    1995 Stock Option/Stock Issuance Plan.
10.11+    1995 Stock Option/Stock Issuance Plan Form of Notice of Grant.
10.12+    1995 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.13+    1995 Stock Option/Stock Issuance Plan Form of Stock Purchase
          Agreement.
10.14+    Patent License Agreement.
10.15+ Master Lease Agreement, as amended, and Schedules VL-1 and VL-2 between the Company and Comdisco, Inc., dated August 31, 1995.
10.16+ Loan and Security Agreement between the Company and Comdisco, Inc., dated August 31, 1995.
10.17+    Secured  Promissory  Note from the Company to
          Comdisco,  Inc.,  dated August 31, 1995.
10.18+ Warrant granted to Comdisco, Inc. to purchase Series B Preferred Stock, dated August 31, 1995.
10.19+ Series B Preferred Stock Purchase Agreement between the Company and the investors listed on Schedule A thereto, dated October 31, 1995.
10.20+    1996 Stock Option/Stock Issuance Plan, as amended.
10.21+    1996  Stock  Option/Stock  Issuance  Plan Form of  Notice  of Grant,
          as amended.
10.22+    1996 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.
10.23+ 1996 Stock Option/Stock Issuance Plan Form of Stock Purchase Agreement, as amended.
10.24+    Promissory Note from Martin Silver to the Company,dated April 10,1996.
10.25+    Promissory Note from Martin Silver to the Company,dated April 10,1996.
10.26+    Loan and  Security  Agreement between the Company and  Comdisco,
          Inc., dated July 31, 1996.
10.27+ Warrant granted to Comdisco, Inc. to purchase Series B Preferred Stock, dated July 31, 1996.
10.28+ Secured Promissory Note from the Company to Comdisco, Inc., dated July 31, 1996.
10.29+ Loan and Security Agreement between the Company and MMC/GATX Partnership No. 1, dated July 31, 1996.
10.30+    Warrant  granted to  MMC/GATX  Partnership  No. 1 to  purchase
          Series B Preferred Stock, dated July 31, 1996.
10.31+ Secured Promissory Note from the Company to MMC/GATX Partnership No.1, dated July 31, 1996.
10.32+ Warrant granted to Comdisco, Inc. to purchase Series B Preferred Stock, dated August 5, 1996.
10.33+ Loan and Security Agreement between the Company and Silicon Valley Bank, dated August 30, 1996.
10.34+ Series C Preferred Stock Purchase Agreement between the Company and the investors listed on Schedule A thereto, dated October 30, 1996.
10.35+ Amended and Restated Investors' Rights Agreement between the Company and various stockholders, dated October 30, 1996.
10.36+    Amendment  No. 1 to the Amended and Restated  Investors'  Rights
          Agreement between the Company and various stockholders, dated March 7, 1997.
10.37+ Directed Share Agreement between the Company and the investors listed on Exhibit A thereto, dated October 30, 1996.
10.38+ Promissory Note from Mary Ann Byrnes to the Company, dated November 14, 1996, as amended.
10.39+    1997 Officer Stock Option Plan.
10.40+    1997  Officer  Stock  Option  Plan Form of Stock  Option  Agreement,
          as amended.
10.41+    1997 Employee Stock Purchase Plan.
10.42+    1997 Stock Incentive Plan.
10.43+    1997 Stock Incentive Plan Form of Notice of Grant.
10.44+    1997 Stock Incentive Plan Form of Stock Option Agreement.
10.45+ Lease dated January 10, 1997 between the Company and San Thomas Investment Company.
10.46+ Series D Preferred Stock Purchase Agreement between the Company and the investors listed on Schedule A thereto, dated March 7, 1997.
10.47+    Form of Master Purchase and Licensing Agreement.
10.48+    Form of Confidential Disclosure Agreement.
10.49+ Form of Indemnification Agreement between the Company and each of its directors.
10.50+    Form of  Indemnification  Agreement between the Company and each of its officers.
10.51+    Form of Written  Consent of Holders of Series A,
          Series B, Series C and Series D Preferred Stock to conversion.
10.52+    Form of Waiver of Registration Rights
23.1 *    Consent of Independent Auditors, KPMG LLP .
23.2 *    Consent of Deloitte & Touche LLP, Independent Auditors.
24.1 *    Power of Attorney (See page 45 ).
27.1 *    Financial Data Schedule
--------------------------------------------------------------------------------
*  Filed herewith.
+ Incorporated by reference to the same numbered exhibit (except as otherwise indicated) to Corsair's Registration Statement on Form S-1 (no. 333-28519), filed on June 4, 1997 as amended.

Supplemental Information

         Copies of our Proxy Statement for the annual Meeting of Stockholders to be held June 6, 2000 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they are distributed to our stockholders.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Corsair we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

         Date: March 30, 2000                   Corsair Communications, Inc.

                                                By:/s/Thomas C. Meyer
                                                   Thomas C. Meyer
                                                   Chief Executive Officer
                                                   Chairman of the Board

                                                     Power of Attorney

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Thomas C. Meyer, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         March 30, 2000             /s/Mary Ann Byrnes
                                    Mary Ann Byrnes, Director


         March 30, 2000             /s/Kevin R. Compton
                                    Kevin R. Compton, Director


         March 30, 2000             /s/Peter L.S. Currie
                                    Peter L.S. Currie, Director


         March 30, 2000             /s/Stephen M. Dow
                                    Stephen M. Dow, Director


         March 30, 2000             /s/David H. Ring
                                    David H. Ring, Director


         March 30, 2000             /s/Rachelle B. Chong
                                    Rachelle B. Chong, Director

                                                                   Exhibit 23.1

                       CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Corsair Communications, Inc.

We consent to incorporation by reference in the registration statements (Nos. 333-32321, 333-59821, 333-51989 and 333-89483) on Form S-8 of Corsair
Communications, Inc. of our report dated February 4, 2000, relating to the consolidated balance sheets of Corsair Communications, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999, annual report on Form 10-K of Corsair Communications, Inc.


KPMG LLP


Mountain View, California
March 30, 2000

                                                                   Exhibit 23.2

                       INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-32321, 333-59821, 333-51989, and 333-89483 of Corsair Communications, Inc.on
Form S-8 of our report dated January 7, 1998, relating to the financial statements of Subscriber Computing, Inc. as of September 30, 1997 and for the year then ended (not presented separately herein)appearing in the Annual Report on Form 10-K of Corsair Communications, Inc. for the fiscal year ended December 31, 1999.


DELOITTE & TOUCHE LLP

Costa Mesa, California
March 28, 2000