Form 10-Q
period 2000-03-31
CORSAIR COMMUNICATIONS INC
filed 2000-05-15
CIK 1028285

5


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


                  For the quarterly period ended March 31, 2000.



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


      The number of shares of the Registrant's Common Stock outstanding as of April 21, 2000 was 17,273,866.

                                      INDEX



                                                                        Page No.
Part I.  Financial Information

Item 1. Condensed Consolidated Financial Statements


        Unaudited Condensed Consolidated Balance Sheets as of March 31, 2000
          and December 31, 1999...............................................3

        Unaudited Condensed Consolidated Statements of Operations for the Three
          Months Ended March 31, 2000 and 1999 ...............................4

        Unaudited Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2000 and 1999 ...............................5

        Notes to Condensed Consolidated Financial Statements .................6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................8

Item 3. Quantitative and Qualitative Disclosure About Market Risk............19

Part II.  Other Information

Item 2.  Change in Securities and Use of Proceeds............................19

Item 6.  Exhibits and Reports on Form 8-K ...................................20

Signatures ..................................................................20

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
               Unaudited Condensed Consolidated Balance Sheets
                        (In thousands except share data)


                                             March 31,       December 31,
                                                2000             1999
                                           ---------------  --------------
Assets

Cash and cash equivalents                     $  6,386     $    13,686
Short-term investments                          52,873          39,263
Trade accounts receivable, net                   9,156          11,548
Inventories, net                                 3,206           3,183
Evaluation inventory                               486           1,163
Prepaids and other                               2,074           1,475
Current portion of note receivable                 395             385
                                           ---------------  --------------

  Total current assets                          74,476          70,703
Property and equipment, net                      3,424           3,458
Note receivable, net of current portion          1,223           1,325
Other assets                                     1,195           1,197
                                           ===============  ==============
  Total assets                                $ 80,318      $   76,683
                                           ===============  ==============

Liabilities and Stockholders' Equity

Accounts payable                              $  1,602     $     2,273
Accrued benefits                                 1,522           1,987
Accrued expenses                                 7,988           8,258
Current portion of note payable                    764             737
Current portion of capital lease obligations        41              80
Deferred revenue                                 8,648           6,063
                                           ---------------  --------------
  Total current liabilities                     20,565          19,398
Note payable, net of current portion               469             670
                                           ---------------  --------------
  Total liabilities                             21,034          20,068
                                           ---------------  --------------
Common stock                                        18              18

Treasury stock, at cost, 1,195,000 and         (6,622)         (5,741)
   1,075,000 shares in 2000 an  1999,
   respectively

Notes receivable from stockholders               (115)           (272)
Additional paid-in capital                     107,018         106,445
Deferred compensation                             (65)            (95)
Accumulated deficit                           (40,950)        (43,740)
                                           ---------------  --------------
  Total stockholders' equity                    59,284          56,615
                                           ---------------  --------------
  Total liabilities and stockholders'       $   80,318       $  76,683
   equ                                     ===============  ==============

    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                Three Months Ended
                                                     March 31,
                                            ----------------------------
                                               2000            1999
                                            ------------    ------------
Revenues:
   Hardware revenue                          $   4,712       $   8,519
   Software revenue                              7,192           2,923
   Service revenue                               4,204           3,836
                                            ------------    ------------
      Total revenues                            16,108          15,278

Cost of revenues:
   Hardware revenue costs                        3,882           3,985
   Software revenue costs                          329             231
   Service revenue costs                         1,027           1,538
                                            ------------    ------------
      Total cost of revenues                     5,238           5,754
                                            ------------    ------------
      Gross profit                              10,870           9,524
                                            ------------    ------------
Operating costs and expenses:
   Research and development                      2,855           3,482
   Sales and marketing                           3,310           3,942
   General and administrative                    1,463           1,601
   Reorganization costs                             --             856
                                            ------------    ------------
Total operating costs and expenses               7,628           9,881
                                            ------------    ------------
   Operating income (loss)                       3,242           (357)

Loss on sale of assets                              --         (2,176)
Other income, net                                  801             399
                                            ------------    ------------
   Income (loss) before income taxes             4,043         (2,134)
Income taxes                                     1,253              --
                                            ------------    ------------
Net income (loss)                            $   2,790      $  (2,134)
                                            ============    ============

Basic and diluted net income (loss) per share data:
   Basic net income (loss) per share         $    0.16      $   (0.12)
                                            ============    ============
   Shares used in basic per share               17,178          18,032
     calculation                            ============    ============
   Diluted net income (loss) per share      $     0.15      $   (0.12)
                                            ============    ============

   Shares used in diluted per share             18,508          18,032
     calculation                            ============    ============



    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------   -----------
Cash flows from operating activities:
   Net income (loss)                                  $   2,790       (2,134)

   Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
      Depreciation and amortization                         684         1,132
      Amortization of deferred compensation                  30            61
      Noncash loss on disposition of assets                  --           914
      Noncash reorganization costs                           --           412
      Changes in operating assets and liabilities:
        Trade accounts receivable                         2,392       (7,787)
        Inventories                                         654         1,120
        Prepaid expenses and other assets                 (697)         (122)
        Accounts payable and accrued expenses           (1,406)       (1,226)
        Deferred revenue                                  2,585         2,540
                                                      ----------   -----------
        Net cash provided by (used in) operating         7,032       (5,090)
          activities                                  ----------   -----------
Cash flows from investing activities:
   Purchase of short-term investments                  (16,690)       (2,000)
   Proceeds from sales and maturities of short-term       3,080         8,150
     investments
   (Purchases) sales of property and equipment            (550)           276
                                                      ----------   -----------
   Net cash provided by (used in) investing            (14,160)         6,426
     activities                                       ----------   -----------
Cash flows from financing activities:
   Proceeds from stock options and purchaseplans           573            258
   Repurchase of common stock                             (881)            --
   Principal payments on debt obligations                 (174)         (151)
   Proceeds from note receivable from stockholder           157            --
   Proceeds from note receivables                            92            --
   Principal payment on capital lease                      (39)         (177)
                                                      ----------   -----------
     Net cash (used in) financing activities              (272)          (70)
                                                      ----------   -----------
   Net increase (decrease) in cash and cash             (7,400)         1,266
     equivalents
   Cash and cash equivalents, beginning of period        13,686         4,196
                                                      ==========   ===========
   Cash and cash equivalents, end of period           $   6,286    $    5,462
                                                      ==========   ===========
Cash Paid:
   Interest                                           $      50    $       91
                                                      ==========   ===========
   Income taxes                                       $     989    $       --
                                                      ==========   ===========
Noncash financing and investing activities:
   Note receivable in exchange for net assets sold    $      --    $    2,150
                                                      ==========   ===========
   Options vesting in reorganization costs            $      --    $      357
                                                      ==========   ===========

    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

   We have prepared the accompanying unaudited consolidated financial information in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In our opinion, all adjustments considered necessary for a fair presentation have been included, and all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999.

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

   The  following  tables  set forth the  computations  of shares and net income
   (loss) used in the calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2000 and 1999 (in thousands, except per share data):

                                                 Three Months Ended
                                                     March 31,
                                                 2000           1999
                                             ------------   ------------
    Basic net income (loss) per share data:
      Net income (loss)                      $    2,790     $  (2,134)
                                             ============   ============
      Actual weighted average common shares      17,178         18,032
        outstanding for the period           ------------   ------------
    Basic net income (loss) per share        $     0.16     $   (0.12)
                                             ------------   ------------

    Diluted net income (loss) per share data:
      Net income (loss)                      $   2,790      $  (2,134)
                                            ============    ============
      Actual weighted average common shares     17,178          18,032
        outstanding for the period
      Effect of dilutive securities:
        Employee stock options                   1,330              --
                                            ------------    ------------
    Shares used in diluted per share:           18,508          18,032
                                            ============    ============
    Diluted net income (loss) per share     $     0.15      $   (0.12)
                                            ============    ============

   We have excluded the impact of approximately 1,758,630 outstanding options to purchase common stock at a weighted average price of $3.77, and outstanding warrants to purchase 194,249 shares of common stock at a weighted average price of $10.89 during the three months ended March 31, 1999, since their inclusion in diluted per share results would have been antidilutive.

3. Inventories

   Inventories are stated at the lower of cost or market and are summarized as follows (in thousands):

                                                      March 31,    December
                                                        2000        31, 1999
                                                     -----------   ----------
    Raw materials                                    $  1,916      $   948
    Finished goods                                      1,290        2,235
                                                     ===========   ==========
                                                     $  3,206      $ 3,183
                                                     ===========   ==========
4. Common Stock Repurchase

   During the three months ended March 31, 2000, we repurchased 120,000 shares of our common stock at a cost of $881,000. During the year ended December 31, 1999, we repurchased 1,075,000 shares of our common stock at a cost of $5.7 million.

5. Reorganization Costs

   On February 3, 1999, Corsair signed a letter of intent to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of entering into the strategic relationship, we discontinued a development project, which resulted in a charge of $856,000, consisting of $649,000 in accrued termination benefits for 13 employees and equipment write-downs of $207,000. All of the accrued termination costs were paid in 1999.

6. Loss on Sale of Assets

   Also on February 3, 1999, we sold substantially all of the assets relating to our Communication Resource Manager billing system and certain related products to Wireless Billing Systems ("WBS"), a California corporation, pursuant to the terms of an Asset Purchase Agreement.

   In conjunction with the sale, Corsair received from WBS a secured promissory note receivable of $2.2 million, which was $2.2 million less than the net book value of the net assets transferred to WBS, consisting of cash, accounts receivable, property and equipment, and deferred revenue. The note bears interest at the rate of 10% per annum, payable in equal monthly installments based upon a sixty month amortization schedule with a final payment of the remaining unpaid principal with all accrued interest due and payable in May, 2003. We recorded a loss on the sale of the net assets of approximately $2.2 million, for the difference between the consideration received and the net book value of the nets assets transferred.

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

   The following should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto.

   Corsair Communications, Inc. is a leading provider of system solutions for the global wireless industry. Our PrePay(TM) billing system provides wireless telecommunications carriers with a software solution designed to integrate with the upcoming Wireless Intelligent Network standards. We believe that PrePay currently serves over 9 million subscribers. Our PhonePrint(R) system has proven highly effective in reducing cloning fraud. We believe PhonePrint has prevented hundreds of millions of fraudulent call attempts and saved our customers millions of dollars in fraud losses. We believe that our products can provide a number of benefits to wireless telecommunications carriers, including reduced costs, improved cash flow, increased market penetration and improved customer service.

Recent Events

   On February 3, 1999, we sold substantially all of the assets relating to our Communication Resource Manager ("CRM") billing system and certain related products to Wireless Billing Systems, a California corporation, pursuant to the terms of an Asset Purchase Agreement. We recorded a loss on the sale of assets of approximately $2.2 million, consisting of a cash payment of $1 million to WBS and $1.2 million in transaction costs and other charges related to the sale.

   Also on February 3, 1999, we signed a letter of intent to develop a strategic relationship for the development, sales and marketing of a wireless location product. As a result of entering into the strategic relationship, the Company discontinued a development project, which resulted in a charge of $856,000, consisting of $649,000 in accrued termination benefits for 13 employees and equipment write-downs of $207,000.


Results of Operations

   Revenues: For the three months ended March 31, 2000, total revenues were $16.1 million, compared with $15.3 million for the same period in 1999. The increase in revenues for the three months ended March 31, 2000 was primarily due to the $4.3 million increase in software revenues, due to the continuing growth of our PrePay product. The increase in software revenues was partially offset by the decrease in PhonePrint hardware revenue due to the saturation of the domestic markets. The growth in the installed base of PhonePrint units has continued to slow in the three months ended March 31, 2000. Service revenues increased due to the increase in PrePay installations and the corresponding consulting and maintenance work required with the new license sales. For the three months ended March 31, 2000, international revenues comprised 75% of total revenues, compared with 67% of total revenues for the three months ended March 31, 1999. We expect international revenues to increase both in absolute dollars as well as in a percentage of revenues, as PrePay continues its sales in the international markets.

   Gross Profit: Gross profit increased to 67% of total revenues in the three months ended March 31, 2000 from 62% of revenues in the comparable three month period of 1999. The increase in gross profit was due primarily to improved margins from software revenues. The increasing software margins resulted from improved PrePay pricing models and contributed $6.9 million to gross profit. Service gross profit of $3.1 million was the result of improved pricing of installations. Hardware gross profit of $830,000 decreased from $4.5 million in the three month period ended March 31, 1999. This decrease was due to the saturation of the domestic markets and the decrease in growth of the installed base of PhonePrint units.

   Research and Development: For the three months ended March 31, 2000, research and development expenses were $2.9 million compared with $3.5 million for the same period of 1999, a decrease of $627,000 or 18%. The decrease in research and development expenses was due primarily to the reduction in headcount and related material costs from the CRM sale and the discontinued development project in the quarter ended March 31, 1999. Research and development expenses were 18% and 23% of revenues for the three months ended March 31, 2000 and 1999, respectively.

   Sales and Marketing: For the three months ended March 31, 2000, sales and marketing expenses were $3.3 million compared with $3.9 million for the same period of 1999, a decrease of $632,000 or 16%. The decrease in sales and marketing expense was due to a lower headcount in 2000 due primarily to the CRM sale in the first quarter of 1999, in which certain sales positions and related staff costs were eliminated. Sales and marketing expenses were 21% and 26% of revenues for the three months ended March 31, 2000 and 1999, respectively.

   General and Administrative: For the three months ended March 31, 2000, general and administrative expenses were $1.5 million compared with $1.6 million for the same period of 1999, a decrease of $138,000 or 9%. The decrease for the three month period is due to the consolidation of operations following the CRM sale in the first quarter of 1999. General and administrative expenses were 9% and 10% of revenues for the three months ended March 31, 2000 and 1999, respectively.

   Reorganization Costs: As discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements, Corsair discontinued a development project in the quarter ended March 31, 1999, which resulted in a charge of $856,000 in certain one-time charges, consisting of $649,000 in termination benefits for 13 employees and equipment write-downs of $207,000.

   Loss on Sale of Assets: As discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, Corsair sold substantially all of the assets relating to its Communication Resource Manager billing system and certain related products to Wireless Billing Systems during the first quarter of 1999. The sale of assets resulted in a loss of $2.2 million consisting of a payment of $1 million to Wireless Billing Systems and $1.2 million in transaction costs and other charges related to the sale.

   Other Income, Net: Net other income and expense consists of interest income from our cash and short-term investments, net of interest expense on our equipment loans, equipment lease lines and other loans and non-operating income. The increase in net other income of $402,000 for the three months ended March 31, 2000 was due to an increased balance in short-term investments to $52.9 million on March 31, 2000 from $28.2 million on March 31, 1999.


Liquidity and Capital Resources

   As of March 31, 2000, our cash and short-term investments were $59.2 million compared with $52.9 million at December 31, 1999. The increase is primarily a result of cash generated by operations of $7.0 million, stock option and purchase plan activities of $573,000 and notes receivable collections of $249,000. These cash inflows were partially offset by cash outflows for investing and financing activities, such as purchase of capital equipment of $550,000, repurchase of common stock of $881,000 and notes and lease payments of $213,000

   We believe that existing sources of liquidity and internally generated cash, if any, will be sufficient to meet our projected cash needs for at least the next 12 months. We intend to continue product development efforts in the future and expect to fund those activities out of working capital. There can be no assurance, however, that we will not require additional financing prior to such date to fund our operations or possible acquisitions. In addition, we may require additional financing after such date to fund our operations. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, if and when required by us.


RISKS AND UNCERTAINTIES

   We operate in a rapidly changing environment that involves a number of risks, many of which are beyond our control. The following discussion highlights some of these risks. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Quarterly Report, and the risks discussed in our other SEC filings.

We Are Dependent on PrePay

   We anticipate that PrePay, our prepaid metered billing solution, will account for a majority of our revenues in the first quarter of 2000. As a result, our future operating results will depend on the demand for and market acceptance of PrePay. To date, only a small number of wireless carriers have deployed PrePay, and the rate of adoption of the PrePay system will need to increase significantly in order to achieve our revenue targets.

PrePay Has Been Commercially Deployed Primarily on Networks Using Ericsson Switching Equipment.

   To date our PrePay solution has only been commercially deployed primarily on networks which use Ericsson switching equipment. Until recently, only carriers that deployed Ericsson's infrastructure equipment were potential customers for PrePay. In order to expand our potential customer base by making PrePay compatible with other infrastructure equipment, we introduced our PrePay Open product in February 2000. To date, this product has only been used commercially by one carrier, and PrePay Open may never gain market acceptance.

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

We Cannot Assure Our Future Profitability.

   We have incurred net losses from our incorporation through the first quarter of 1999 resulting in an accumulated deficit of $41 million as of March 31, 2000. Our existing revenue levels may not be sustained, and past and existing revenue levels should not be considered indicative of future results or growth. In addition, we may not be able to continue to operate profitably on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere in this Quarterly Report. Our future operating results will depend upon, among other factors: the demand for PrePay, the demand for PhonePrint, our ability to introduce successful new products and product enhancements, the level of product and price competition, our ability to expand our international sales, our success in expanding distribution channels, our success in attracting and retaining motivated and qualified personnel, and our ability to avoid patent and intellectual property litigation.

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

We Are Dependent on Our Distributors.

   PrePay is currently marketed primarily through our distribution agreement with Ericsson, and to a limited extent, through our direct sales efforts and we believe that with respect to PrePay, Ericsson, from time to time, may evaluate and seek to distribute or acquire alternative vendor's prepaid product offerings. PhonePrint is currently marketed primarily through our direct sales efforts. We have entered into distribution agreements with respect to PhonePrint with, among others, Motorola, Ericsson and Aurora. We seek to pursue distribution agreements and other forms of sales and marketing arrangements with other companies and we believe that our dependence on distributors and these other sales and marketing relationships will increase in the future, with respect to PrePay, PhonePrint and new products, if any, that we may offer. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Our existing and future distributors and other sales and marketing partners may become our competitors with respect to PrePay, PhonePrint or any future product either by developing a competitive product themselves or by distributing a competitive offering. Failure by our existing and future distributors or other sales and marketing partners to generate significant revenues could have a material adverse effect on our business, operating results and financial condition.

New Competitors and Alliances Among Existing Competitors Could Impair Our Ability to Retain and Expand our Market Share.

   Because competitors can easily penetrate the software market, we anticipate additional competition from other established and new companies as the markets for billing and fraud solutions develop. In addition, current potential competitors have established or may establish cooperative relationships among themselves or with third parties. Large software companies may acquire or establish alliances with our smaller competitors. We expect that the software industry will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

   The market for PrePay is new and increasingly competitive. PrePay competes with a number of alternative prepaid billing products, including post-call systems, handset-based systems and adjunct switch systems. We are aware of numerous companies, including GTE Telecommunications Services, Inc., Boston Communications Group, Inc., Brite Voice Systems, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., National Telemanagement Corporation, Telemac Cellular Corporation, Systems/Link Corporation, Prairie Systems, Inc., ORGA Kartensysteme GmbH, SEMA Group, Logica plc, Alcatel USA, Priority Call Management, Lucent Technologies, Inc., Compaq (Tandem Division) and Northern Telecom Limited that currently offer or are expected to offer prepaid wireless billing products. Any other company or competitor could introduce a new product at a lower price or with greater than PrePay. Furthermore, the demand for PrePay would be materially adversely affected if wireless carriers implement wireless intelligent network standards and a prepaid offering other than PrePay as their sole prepaid solution in major markets. A new technology could render our PrePay system obsolete or significantly reduce the market share afforded to prepaid wireless billing systems like PrePay.

   The market for PhonePrint is competitive. We believe that the primary competitive factors in the cloning fraud prevention market in which we currently compete include product effectiveness and quality, price, service and support capability and compatibility with cloning fraud prevention systems used by the carrier in other geographic markets and by the carrier's roaming partners. There has been a tendency for carriers that purchase cloning fraud prevention systems to purchase products from the company that supplies cloning fraud prevention systems to other carriers with whom the purchasing carrier has a roaming arrangement. As a result, we expect it will be significantly more difficult to sell PhonePrint to a carrier if the carrier's roaming partners use cloning fraud prevention systems supplied by a competitor. Furthermore, once a competitor has made a sale of radio frequency-based cloning fraud prevention systems to a carrier, we expect that it is unlikely that we would be able to sell PhonePrint to that carrier.

   Our principal competitor for radio frequency-based cloning fraud prevention systems has been Cellular Technical Services Company, Inc. This competitor has pursuant to which it has installed or will install its radio frequency-based cloning fraud prevention system in many major U.S. markets. PhonePrint also competes with a number of alternative technologies, including profilers, personal identification numbers and authentication. We are aware of numerous companies, including GTE Telecommunications Services, Inc., Authentix Network, Inc., Systems/Link and Lightbridge, Inc., that currently are or are expected to offer products in the cloning fraud prevention area. The expansion of digital networks and the reluctance of carriers to make further investments in their existing analog infrastructure has limited the demand for PhonePrint. In addition, carriers may themselves develop technologies that limit the demand for PhonePrint. The demand for PhonePrint would be lessened if wireless telecommunications carriers implement authentication technology applicable to analog phones as their sole cloning fraud solution in major markets, if U.S. wireless telecommunications carriers adopt a uniform digital standard that reduces the need for digital phones to operate in analog mode while roaming, or if analog phone makers change product designs and/or improve manufacturing standards to a point where the difference from phone to phone in the radio waveform becomes so small that it is difficult for PhonePrint to identify a clone. Any currently available alternative technology or a new technology may render our products obsolete or significantly reduce the market share afforded to radio frequency-based cloning fraud prevention systems like PhonePrint.

   The market for other products and services provided to wireless telecommunications carriers is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. In addition, many wireless telecommunications carriers and vendors of switches and other telecommunications equipment may be capable of developing and offering products and services competitive with new products, if any, that we may offer in the future. Trends in the wireless telecommunications industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless telecommunications carriers to provide certain services themselves could affect demand for new products, if any, offered by us, and could it more difficult for us to offer a cost-effective alternative to a wireless telecommunications carrier's own capabilities.

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

   To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised entirely of wireless telecommunications carriers. Ericsson Radio Systems AB accounted for greater than 67% of our total revenues in the first quarter of 2000. Ericcson accounted for greater than 43% of our total revenues in 1999. In 1998, BellSouth Cellular Corporation and GTE Mobilnet Service Corporation each accounted for greater than 10% of our total revenues, and collectively accounted for over 23% of our total revenues or the year.

   A relatively small number of carriers that use Ericsson infrastructure equipment are potential customers for our established PrePay product, and our PrePay Open product has not yet achieved market acceptance. Likewise, a relatively small number of carriers that operate analog networks are potential customers for PhonePrint. We believe that the number of potential customers for future products, if any, will be relatively small. Any failure by us to capture a significant share of those customers could have a material adverse effect on our business, operating results and financial condition. We expect a relatively small number of customers will continue to represent a significant percentage of our total revenues for each quarter for the foreseeable future, although the companies that comprise the largest customers in any given quarter may change from quarter to quarter. The terms of agreements with our customers are generally for periods of between two and five years. Although these agreements typically contain annual software license fees and various service and support fees, there are no minimum payment obligations or obligations to make future purchases of hardware or to license additional software. Therefore, our current customers may not generate significant revenues in future periods.

If We Fail to Protect Our Intellectual Property Rights, Competitors May Be Able to Use Our Technology or Trademarks and This Could Weaken Our Competitive Position, Reduce Our Revenue and Increase Our Costs.

   We rely on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of March 31, 2000, we had six issued U.S. patent, four pending U.S. patent applications, one issued foreign patent and two pending foreign patent applications. Our success will depend in large part on our ability to obtain patent protection, defend patents once obtained, license third party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others. The patent positions of companies in the wireless telecommunications industry, including us, are generally uncertain and involve complex legal and factual questions. Our patent applications may not result in issued patents and, if patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide competitive advantages to us.

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

We  Need  to   Recruit   and  Retain   Additional   Qualified   Personnel   to
Successfully Grow Our Business.

   We plan to rapidly and significantly expanded our operations. Such growth will place significant demands on our management, information systems, operations and resources. The strain will be in hiring, integrating and effectively managing sufficient numbers of qualified personnel to support the expansion of our business. Our ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of our sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. We may not be able to attract, manage and retain additional personnel to support any growth, if any, and we may experience significant problems with respect to infrastructure expansion or the attempted implementation of systems, procedures and controls.

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

   The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including, but not limited to, revenues attributable to PrePay and PhonePrint, new products or new contracts by us or our competitors, actual or anticipated variations in our operating results, the level of operating expenses, changes in financial estimates by securities analysts, potential acquisitions, regulatory announcements, developments with respect to patents or proprietary rights, conditions and trends in the wireless telecommunications and other industries, adoption of new accounting standards affecting the industry and general market conditions. As a result, we expect that, from time to time, our future operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of the common stock.. Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the telecommunications industry and that often have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of the securities of companies in the telecommunications industry, securities class action litigation has often been instituted against those companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   We invest our excess cash and short-term investment in corporate debt securities with high quality credit ratings and maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income earned on investments and, therefore, impact our cash flows and results in operations. At March 31, 2000, we had outstanding a note payable for $1.2 million which matures in 2001. The note has a fixed interest rate of 14.4%. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

PART II - OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

   From the effective date of Corsair's initial registration statement on Form S-1 on July 29, 1997 (Registration No. 333-28519) to March 31, 2000, the approximate use of the net offering proceeds were $13.2 million for the repayment of indebtedness, $8.4 million for capital expenditures, and $4.3 million for acquisition costs paid through June 30, 1998. The remaining balance from the net proceeds of $39.1 million have been invested in short-term investments, pending future use. All payments were direct or indirect payments to third-parties.

Item 6. Exhibits and Reports on Form 8-K.

       a.   Exhibits
            27.1  Financial Data Schedule

       b.   Reports on Form 8-K.
            None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Corsair Communications, Inc.



Date: May 12, 2000                  By: /s/ Martin J. Silver
                                    --------------------
                                    Martin J. Silver
                                    Chief Financial Officer and Secretary
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)