Form 10-Q/A
period 2000-03-31
CORSAIR COMMUNICATIONS INC
filed 2000-05-26
CIK 1028285

5


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -------------


                                    FORM 10-Q/A

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

Item 6.  Exhibits and Reports on Form 8-K ...................................20

Signatures ..................................................................20

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
               Unaudited Condensed Consolidated Balance Sheets
                        (In thousands except share data)


                                             March 31,       December 31,
                                                2000             1999
                                           ---------------  --------------
Assets

Cash and cash equivalents                     $  6,286     $    13,686
Short-term investments                          52,873          39,263
Trade accounts receivable, net                   9,156          11,548
Inventories, net                                 3,206           3,183
Evaluation inventory                               486           1,163
Prepaids and other                               2,074           1,475
Current portion of note receivable                 395             385
                                           ---------------  --------------

  Total current assets                          74,476          70,703
Property and equipment, net                      3,424           3,458
Note receivable, net of current portion          1,223           1,325
Other assets                                     1,195           1,197
                                           ===============  ==============
  Total assets                                $ 80,318      $   76,683
                                           ===============  ==============

Liabilities and Stockholders' Equity

Accounts payable                              $  1,602     $     2,273
Accrued benefits                                 1,522           1,987
Accrued expenses                                 7,988           8,258
Current portion of note payable                    764             737
Current portion of capital lease obligations        41              80
Deferred revenue                                 8,648           6,063
                                           ---------------  --------------
  Total current liabilities                     20,565          19,398
Note payable, net of current portion               469             670
                                           ---------------  --------------
  Total liabilities                             21,034          20,068
                                           ---------------  --------------
Common stock                                        18              18

Treasury stock, at cost, 1,195,000 and         (6,622)         (5,741)
   1,075,000 shares in 2000 an  1999,
   respectively

Notes receivable from stockholders               (115)           (272)
Additional paid-in capital                     107,018         106,445
Deferred compensation                             (65)            (95)
Accumulated deficit                           (40,950)        (43,740)
                                           ---------------  --------------
  Total stockholders' equity                    59,284          56,615
                                           ---------------  --------------
  Total liabilities and stockholders'       $   80,318       $  76,683
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