Form 10-Q
period 2000-06-30
CORSAIR COMMUNICATIONS INC
filed 2000-08-14
CIK 1028285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000.


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [X] Yes  [ ] No;

       The number of shares of the Registrant's Common Stock outstanding as of July 31, 2000 was 17,335,291.

                                      INDEX



                                                                                                       Page No.
                                                                                                       --------
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

        Unaudited Condensed Consolidated Balance Sheets as of June 30, 2000 and
               December 31, 1999 ...................................................................       3

        Unaudited Condensed Consolidated Statements of Income for the Three Months and Six Months
               Ended June 30, 2000 and 1999 ........................................................       4

        Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2000 and 1999 ........................................................       5

        Notes to Condensed Consolidated Financial Statements .......................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation .......       9

Item 3. Quantitative and Qualitative Disclosure About Market Risk ..................................      20


Part II. Other Information

Item 2. Change in Securities and Use of Proceeds ...................................................      20

Item 5. Other Events ...............................................................................      20

Item 6. Exhibits and Reports on Form 8-K ...........................................................      21

Signatures .........................................................................................      21

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                          CORSAIR COMMUNICATIONS, INC.
                 Unaudited Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                               June 30,      December 31,
                                                                 2000            1999
                                                              ---------      ------------
Assets

Cash and cash equivalents                                     $   5,939       $  13,686
Short-term investments                                           63,017          39,263
Trade accounts receivables, net                                   7,024          11,548
Inventories, net                                                  2,681           4,346
Prepaids and other assets                                         2,669           1,475
Current portion-notes receivable                                    404             385
                                                              ---------       ---------
Total current assets                                             81,734          70,703
Notes receivable, net of current portion                          1,118           1,325
Property and equipment, net                                       3,591           3,458
Other assets                                                      1,175           1,197
                                                              ---------       ---------
Total assets                                                  $  87,618       $  76,683
                                                              =========       =========

Liabilities and Stockholders' Equity

Accounts payable                                              $   3,229       $   2,273
Accrued benefits                                                  1,522           1,987
Accrued expenses                                                 10,466           8,338
Current portion of notes payable                                    792             737
Deferred revenue                                                  8,479           6,063
                                                              ---------       ---------
Total current liabilities                                        24,488          19,398
Notes payable, net of current portion                               260             670
                                                              ---------       ---------
Total liabilities                                                24,748          20,068
                                                              ---------       ---------
Common Stock                                                         18              18
Notes receivable from stockholders                                 (115)           (272)
Additional paid-in capital                                      107,144         106,445
Accumulated deficit                                             (37,509)        (43,740)
Treasury stock, at cost, 936,070 and 1,075,000 shares in         (6,622)         (5,741)
2000 and 1999, respectively
Deferred compensation                                               (46)            (95)
                                                              ---------       ---------
Total stockholders' equity                                       62,870          56,615
                                                              ---------       ---------
Total liabilities and stockholders' equity                     $  87,618       $ 76,683
                                                              =========       =========


      See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
              Unaudited Condensed Consolidated Statements of Income
                        (In thousands, except share data)

                                                        Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                      ----------------------      ----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
Revenues:
    Hardware                                          $  4,853      $  9,018      $  9,565      $ 17,537
    Software                                             7,084         3,988        14,276         6,911
    Service                                              5,088         3,040         9,292         6,876
                                                      --------      --------      --------      --------
        Total revenues                                  17,025        16,046        33,133        31,324

Cost of revenues:
    Hardware                                             3,044         4,700         6,926         8,685
    Software                                               258           382           587           613
    Service                                              1,389         1,307         2,416         2,845
                                                      --------      --------      --------      --------
        Total cost of revenues                           4,691         6,389         9,929        12,143
                                                      --------      --------      --------      --------
       Gross profit                                     12,334         9,657        23,204        19,181
                                                      --------      --------      --------      --------

Operating costs and expenses:
    Research and development                             3,353         2,527         6,208         6,009
    Sales and marketing                                  3,192         3,467         6,502         7,409
    General and administrative                           1,603         1,607         3,066         3,208
Reorganization costs                                        --            --            --           856
                                                      --------      --------      --------      --------
Total operating costs and expenses                       8,148         7,601        15,776        17,482
                                                      --------      --------      --------      --------
       Operating income                                  4,186         2,056         7,428         1,699

Loss on sale of assets                                      --            --            --        (2,176)
Interest income net                                        801           365         1,602           764
                                                      --------      --------      --------      --------
       Income before income taxes                        4,987         2,421         9,030           287
Income taxes                                             1,546            --         2,799            --
                                                      --------      --------      --------      --------
Net income                                            $  3,441      $  2,421      $  6,231      $    287
                                                      ========      ========      ========      ========

Basic and diluted net income per share data:
    Basic net income per share                        $   0.20      $   0.14      $   0.36      $   0.02
                                                      ========      ========      ========      ========
    Shares used in basic per share calculation          17,318        17,832        17,248        17,933
                                                      ========      ========      ========      ========
    Diluted net income per share                      $   0.18      $   0.13      $   0.34      $   0.02
                                                      ========      ========      ========      ========
    Shares used in diluted per share calculation        18,666        18,236        18,590        18,400
                                                      ========      ========      ========      ========


      See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                        Six Months Ended June 30,
                                                                        -----------------------
                                                                          2000           1999
                                                                        --------       --------
Cash flows from operating activities:
  Net income                                                            $  6,231       $    287
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          1,360          2,015
    Amortization of deferred compensation                                     49            106
    Noncash loss on disposition of assets                                     --            914
    Noncash reorganization costs                                              --            412
    Changes in operating assets and liabilities:
      Trade accounts receivable                                            4,524         (2,260)
      Inventories                                                          1,665          2,668
      Prepaid expenses and other assets                                   (1,372)           (83)
      Accounts payable and accrued expenses                                2,683            129
      Deferred revenue                                                     2,416          1,603
                                                                        --------       --------
        Net cash provided by operating activities                         17,556          5,791
                                                                        --------       --------

Cash flows from investing activities:
  Purchase of short-term investments                                     (45,955)        (2,000)
  Proceeds from sales and maturities of short-term investments            22,201          8,150
  Sales of property and equipment                                         (1,293)           (64)
                                                                        --------       --------
        Net cash provided by (used in) investing activities              (25,047)         6,086
                                                                        --------       --------

Cash flows from financing activities:
  Proceeds from stock options and purchase plans                             699            285
  Repurchase of common stock                                                (881)        (2,306)
  Principal payments on debt obligations                                    (355)          (308)
  Proceeds from note receivable from stockholder                             157            100
  Proceeds from notes receivable                                             188             29
  Principal payments on capital leases                                       (64)          (408)
                                                                        --------       --------
        Net cash used in financing activities                               (256)        (2,608)
                                                                        --------       --------

  Net increase (decrease) in cash and cash equivalents                    (7,747)         9,269
  Cash and cash equivalents, beginning of period                          13,686          4,196
                                                                        --------       --------
  Cash and cash equivalents, end of period                              $  5,939       $ 13,465
                                                                        ========       ========

Cash paid:
  Interest                                                              $     50       $    170
                                                                        ========       ========
  Income taxes                                                          $  1,468       $     --
                                                                        ========       ========
Noncash financing and investing activities:
  Note receivable in exchange for net assets sold                       $     --       $  2,150
                                                                        ========       ========
  Options vesting in reorganization costs                               $     --       $    357
                                                                        ========       ========



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


2.     Net Income Per Share

       Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based on the weighted average number of shares of common stock outstanding during the period and dilutive common equivalent shares from options and warrants outstanding during the period. Dilutive common equivalent shares consist of stock options computed using the treasury stock method.

       The following tables set forth the computations of shares and net income used in the calculation of basic and diluted net income per share for the three and six months ended June 30, 2000 and 1999 (in thousands, except per share data):


                                                       Three Months Ended         Six Months Ended
                                                            June 30,                  June 30,
                                                        2000         1999         2000         1999
                                                      -------      -------      -------      -------
Basic net income per share data:
    Net Income                                        $ 3,441      $ 2,421      $ 6,231      $   287
                                                      =======      =======      =======      =======
    Actual weighted average common shares
    outstanding for the period                         17,318       17,832       17,248       17,933
                                                      =======      =======      =======      =======
    Basic net income per share                        $  0.20      $  0.14      $  0.36      $  0.02
                                                      =======      =======      =======      =======

Diluted net income per share data:
    Actual weighted average common shares
    outstanding for the period                         17,318       17,832       17,248       17,933
    Effect of dilutive securities:
    Employee stock options                              1,348          404        1,342          467
                                                      -------      -------      -------      -------
    Shares used in diluted per share calculation       18,666       18,236       18,590       18,400
                                                      =======      =======      =======      =======
    Diluted net income per share                      $  0.18      $  0.13      $  0.34      $  0.02
                                                      =======      =======      =======      =======

3.     Inventories

       Inventories are stated at the lower of cost or market and are summarized as follows (in thousands):

                                  June 30,           December 31,
                                    2000                 1999
                                  -------            ------------
Raw materials                      $  991               $  948
Finished goods                        880                2,235
Evaluation inventory                  810                1,163
                                   ------               ------
                                   $2,681               $4,346
                                   ======               ======

4.     Common Stock Repurchase

       During the six months ended June 30, 2000, we repurchased 120,000 shares of our common stock at a cost of $881,000. During the year ended December 31, 1999, we repurchased 1,075,000 shares of our common stock at a cost of $5.7 million.

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

       In conjunction with the sale, Corsair received from WBS a secured promissory note receivable of $2.2 million, which was $2.2 million less than the net book value of the net assets transferred to WBS, consisting of cash, accounts receivable, property and equipment, and deferred revenue. The note bears interest at the rate of 10% per annum, payable in equal monthly installments based upon a sixty month amortization schedule with a final payment of the remaining unpaid principal with all accrued interest due and payable in May, 2001. We recorded a loss on the sale of the net assets of approximately $2.2 million, for the difference between the consideration received and the net book value of the net assets transferred.

7.     Segment Information

       Corsair has adopted the provision of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within Corsair for making operating decisions and assessing financial performance.

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

8.     Recently Issued Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities". We are required to adopt SFAS No. 133 in the first quarter of fiscal year 2002. We do not anticipate the SFAS No. 133 will have a material impact on our financial statements.

       In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

       In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". FASB Interpretation No. 44 clarifies the application of APB opinion No. 25 for certain issues. The FASB Interpretation No. 44 was effective beginning July 1, 2000. We are in the process of assessing any impact that the adoption of FASB Interpretation No. 44 will have on our financial statements in future quarters.

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

OVERVIEW

       Corsair Communications, Inc. is a leading provider of system solutions for the global wireless industry. Our PrePay(TM) billing system provides wireless telecommunications carriers with a software solution designed to integrate with the upcoming Wireless Intelligent Network standards. We believe that PrePay currently serves over 11 million subscribers. Our PhonePrint(R) system has proven highly effective in reducing cloning fraud. We believe PhonePrint has prevented hundreds of millions of fraudulent call attempts and saved our customers millions of dollars in fraud losses. We believe that our products can provide a number of benefits to wireless telecommunications carriers, including reduced costs, improved cash flow, increased market penetration and improved customer service.

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

RESULTS OF OPERATIONS

       Revenues: For the three months ended June 30, 2000, total revenues were $17.0 million, compared with $16.0 million for the same period in 1999. For the six months ended June 30, 2000, total revenues were $33.1 million compared with $31.3 million for the comparable period in 1999. The increase in revenues for the three and six months ended June 30, 2000 was primarily due to the increase in software revenues, due to the continuing growth of our PrePay product. The increase in software revenues was partially offset by the limited PhonePrint hardware revenue recognized during the period due to the saturation of the domestic markets. The growth in the installed base of PhonePrint units has continued to slow in the three and six months ended June 30, 2000. Service revenues increased due to the increase in PrePay installations and the corresponding consulting and maintenance work required with the new license sales. For the six months ended June 30, 2000, international revenues comprised 78% of total revenues, compared with 69% of total revenues for the six months ended June 30, 1999. We expect international revenues to increase both in absolute dollars as well as in a percentage of revenues, as PrePay continues its growth in sales in the international markets.

       Gross Profit: Gross profit increased to 72% of total revenues in the three months ended June 30, 2000 from 60% of revenues in the comparable period of 1999. For the six months ended June 30, 2000 gross profit was 70% of total revenue, up from 61% for the same period of 1999. The increase in gross profit was due primarily to improved software revenue margins resulting from increased PrePay license sales. Software margins contributed $6.8 million to gross profit for the three months ended June 30, 2000 and $13.7 million for the six months ended June 30, 2000. Service gross profit of $3.7 million and $6.9 million for the three and six months ended June 30,

       2000, was the result of increased PrePay installations along with professional services provided to the larger installed based. Hardware gross profit of $1.8 million in the three months ended June 30, 2000 decreased from $4.3 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, and 1999, hardware gross margin decreased to $2.6 million from $8.9 million. This decrease was due to the saturation of the domestic markets and the decrease in growth of the installed base of PhonePrint units.

       Research and Development: For the three months ended June 30, 2000, research and development expenses were $3.4 million compared with $2.5 million for the same period of 1999, an increase of $826,000 or 33%. For the first six months of 2000, research and development expenses were $6.2 million compared with $6.0 million for the same period of 1999, an increase of 3%. The increase in research and development expenses was due primarily to the development of new products such as PrePay Open and PhoneFuel. Research and development expenses were 19% of revenues for both the six months ended June 30, 2000 and 1999.

       Sales and Marketing: For the three months ended June 30, 2000, sales and marketing expenses were $3.2 million compared with $3.5 million for the same period of 1999, a decrease of $275,000 or 8%. For the first six months of 2000, sales and marketing expenses were $6.5 million compared with $7.4 million for the same period of 1999, a decrease of 12%. The decrease in sales and marketing expense for the three and six months ended June 30, 2000 was due to lower headcount resulting from both the CRM sale in the first quarter of 1999 as well as a shift from the direct sales channel in the latter half of 1999. Sales and marketing expenses were 20% and 24% of revenues for the six months ended June 30, 2000 and 1999, respectively.

       General and Administrative: For the three months ended June 30, 2000, general and administrative expenses of $1.6 million remained consistent with the same period of 1999. For the first six months of 2000, general and administrative expenses were $3.1 million compared with $3.2 million for the same period of 1999, a decrease of 4%. The decrease from last year over the six month period, taking into account that the second quarter remained flat year over year, is due to the consolidation of operations in the first quarter of 1999 resulting from the CRM sale. General and administrative expenses were 9% and 10% of revenues for the six months ended June 30, 2000 and 1999, respectively.

       Reorganization Costs: As discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements, we discontinued a development project in the quarter ended March 31, 1999, which resulted in a charge of $856,000 in certain one-time charges, consisting of $649,000 in termination benefits for 13 employees and equipment write-downs of $207,000.

       Loss on Sale of Assets: As discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, we sold substantially all of the assets relating to its Communication Resource Manager billing system and certain related products to Wireless Billing Systems during the first quarter of 1999. The sale of assets resulted in a loss of $2.2 million consisting of a payment of $1 million to Wireless Billing Systems and $1.2 million in transaction costs and other charges related to the sale.

       Interest Income, Net: Net interest income consists of interest income from our cash and short-term investments, net of interest expense on our equipment and other loans, and other non-operating income. The increase in net interest income for the three and six months ended June 30, 2000 was due to an increased balance in short-term investments to $63.0 million on June 30, 2000 from $28.2 million on June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 2000, our cash and short-term investments were $69.0 million compared with $52.9 million at December 31, 1999. The increase is primarily a result of cash generated by operations of $17.6 million, stock option and purchase plan activities of $699,000 and notes receivable collections of $345,000. These cash inflows were partially offset by cash outflows for investing and financing activities, such as purchase of capital equipment of $1.3 million, repurchase of common stock of $881,000 and notes and lease payments of $419,000.

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

We Are Dependent on PrePay

       We anticipate that PrePay, our prepaid metered billing solution, will account for a majority of our revenues in the second half of 2000. As a result, our future operating results will depend on the demand for and market acceptance of PrePay. To date, only a small number of wireless carriers have deployed PrePay, and the rate of adoption of the PrePay system will need to increase significantly in order to achieve our revenue targets.

PrePay Has Been Commercially Deployed Primarily on Networks Using Ericsson Switching Equipment.

       To date our PrePay solution has only been commercially deployed primarily on networks which use Ericsson switching equipment with the exception of our single PrePay Open installation at BCP in Brazil. Until recently, only carriers that deployed Ericsson's infrastructure equipment were potential customers for PrePay. In order to expand our potential customer base by making PrePay compatible with other infrastructure equipment, we introduced our PrePay Open product in February 2000. To date, this product has only been used commercially by one carrier, and PrePay Open may never gain market acceptance.

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

We Have Been Dependent on PhonePrint.

       Until recently, our revenues have primarily been attributable to PhonePrint, a cloning fraud prevention system, and we anticipate that service and software license fees for PhonePrint systems that have been deployed will account for a declining but still significant position of our revenues in 2000. As a result, our future operating results will depend on the continued use of the PhonePrint system by the deployed based of PhonePrint users.



Most Potential Customers of PhonePrint Have Already Adopted a Cloning Fraud Solution.

       A relatively small number of carriers that operate analog networks constitute the potential customers for PhonePrint. Substantially all of the carriers that operate analog networks have, to varying degrees, already implemented cloning fraud solutions. We believe there will be little, if any, demand for PhonePrint systems in the future. As a result of the lack of demand for PhonePrint systems, the growth of our business will be principally dependant on the growth of our PrePay solutions.

PhonePrint Only Works on the Decreasing Percentage of Networks Which are Analog.

       All of our customers for PhonePrint to date have been carriers that operate analog networks. Wireless services operating in digital mode, including PCS and ESMR in the U.S. and GSM communications in many foreign countries (including many European countries), use or may use authentication processes that automatically establish the validity of a phone each time it attempts to access the wireless telecommunications network. We are not aware of any information that suggests that cloners have been able to break the authentication encryption technologies. Unless the encryption technologies that form the basis for authentication are broken by cloners, we do not believe that operators of digital networks will purchase third party radio frequency fingerprinting solutions for cloning fraud such as PhonePrint. In the second quarter of 2000, we finished development of the TDMA PhonePrint product. However, we have concluded that existing authentication techniques already available have been and will most likely continue to be effective deterrents to cloning fraud on digital networks. Accordingly, we will not market the TDMA PhonePrint product. In addition, authentication processes for analog networks are also currently available and are being employed by a significant number of carriers. We are also very dependent on the continued widespread use of analog networks. Industry experts project that the number of analog phones and analog networks will ultimately decline.

We Cannot Assure Our Future Profitability.

       Our existing revenue levels may not be sustained, and past and existing revenue levels should not be considered indicative of future results or growth. In addition, we may not be able to continue to operate profitably on a quarterly or annual basis. Operating results for future periods are subject to numerous uncertainties specified elsewhere in this Quarterly Report. Our future operating results will depend upon, among other factors: the demand for PrePay, the continued use of PhonePrint systems that already have been deployed, our ability to introduce successful new products and product enhancements, the level of product and price competition, our ability to expand our international sales, our success in expanding distribution channels, our success in attracting and retaining motivated and qualified personnel, and our ability to avoid patent and intellectual property litigation.

Our Quarterly Operating Results Were Subject to Significant Fluctuations and Our Stock Price May Decline if We Fail to Meet Quarterly Expectations of Investors and Analysts.

       We have experienced significant fluctuations in revenues and operating results from quarter to quarter due to a combination of factors and expect significant fluctuations to continue in future periods. Factors that are likely to cause our revenues and operating results to vary significantly from quarter to quarter include, among others: the level and timing of revenues associated with PrePay and PhonePrint; the timing of the introduction or acceptance of new products and services and product enhancements offered by us and our competitors; technological changes or developments in the wireless telecommunications industry; dependence on a limited number of products; the size, product mix and timing of significant orders; the timing of system revenue; competition and pricing in the markets in which we compete; possible recalls; lengthy sales cycles; production or quality problems; the timing of development expenditures; further expansion of sales and marketing operations; changes in material costs; disruptions in sources of supply; capital spending; the timing of payments by customers; and changes in general economic conditions. These and other factors could cause us to recognize relatively large amounts of revenue over a very short period of time, followed by a period during which relatively little revenue is recognized. Because of the relatively fixed nature of most of our costs, including personnel and facilities costs, any unanticipated shortfall in revenues in any quarter would have a material adverse impact on our operating results in that quarter and would likely result in substantial adverse fluctuations in the price of the our common stock. Accordingly, we expect that from time to time our future operating results will be below the expectations of market analysts and investors, which would likely have a material adverse effect on the prevailing market price of our common stock

PrePay Has Lengthy Sales Cycles and Potential Delays in the Cycle Make Our Revenues Susceptible to Fluctuations.

       A carrier's decision to deploy PrePay typically involves a significant commitment of capital by the carrier and approval by its senior management. Consequently, the timing of purchases are subject to uncertainties and delays frequently associated with significant expenditures, and we are not able to accurately forecast future sales of PrePay. In addition, purchases of PrePay can involve testing, integration, implementation and support requirements. For these and other reasons, the sales cycle associated with the purchase of PrePay typically ranges from three to 18 months and is subject to a number of risks over which we have little control, including the carrier's budgetary and spending constraints and internal decision-making processes. In addition, a carrier's purchase decision may be delayed as a result of announcements by us or competitors of new products or product enhancements or by regulatory developments. We expect that there will be a lengthy sales cycle with respect to new products, if any, that we may offer in the future. If revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, our sales for that quarter could be significantly reduced.

We Are Dependent on Our Distributors.

       PrePay is currently marketed primarily through our distribution agreement with Ericsson, and to a limited extent, through our direct sales efforts and we believe that with respect to PrePay, Ericsson, from time to time, may evaluate and seek to distribute or acquire alternative vendor's prepaid product offerings. PhonePrint is currently marketed primarily through our direct sales efforts. We have entered into distribution agreements with respect to PhonePrint with, among others, Motorola, Ericsson and Aurora. We seek to pursue distribution agreements and other forms of sales and marketing arrangements with other companies and we believe that our dependence on distributors and these other sales and marketing relationships will increase in the future, with respect to PrePay and new products, if any, that we may offer. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners and we do not expect to have any guarantees of continuing orders. Our existing and future distributors and other sales and marketing partners may become our competitors with respect to PrePay or any future product either by developing a competitive product themselves or by distributing a competitive offering. Failure by our existing and future distributors or other sales and marketing partners to generate significant revenues could have a material adverse effect on our business, operating results and financial condition.

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

Our Past Acquisitions of Other Businesses and Potential Future Acquisitions or Strategic Investments Present Risks that Could Adversely Affect Our Business.

       We have, in the past, evaluated and expect in the future to pursue acquisitions or strategic investments in businesses, products or technologies that complement our business. Future acquisitions or investments may result in the potentially dilutive issuance of equity securities, the use of cash resources, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our business, operating results and financial condition. Future acquisitions or investments would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of an acquired business, the diversion of management's attention from other business concerns, entering markets in which we have little or no direct prior experience, potential write-down of investment asset, and the potential loss of key employees of an acquired business. In addition, we may not be successful in completing any acquisition or investments. We currently have no agreements or understandings with regard to any acquisition.

The Industry In Which We Operate Is Highly Competitive and New Product Introductions or the Enhancement of Existing Products by Our Competitors Could Adversely Affect Our Ability to Sell Our Products.

       The market for PrePay is new and increasingly competitive. PrePay competes with a number of alternative prepaid billing products, including post-call systems, handset-based systems and adjunct switch systems. We are aware of numerous companies, including GTE Telecommunications Services, Inc., Boston Communications Group, Inc., Brite Voice Systems, Inc., Comverse Technology, Inc., Glenayre Technologies, Inc., Intellinet (National Telemanagement Corporation), Telemac Cellular Corporation, Systems/Link Corporation, Prairie Systems, Inc., ORGA Kartensysteme GmbH, SEMA Group (Priority Call Management), Logica plc, Alcatel USA, Lucent Technologies, Inc., Compaq (Tandem Division) and Northern Telecom Limited that currently offer or are expected to offer prepaid wireless billing products. Any other company or competitor could introduce a new product at a lower price or with greater functionality than PrePay. Furthermore, the demand for PrePay would be materially adversely affected if wireless carriers implement wireless intelligent network standards and a prepaid offering other than PrePay as their sole prepaid solution in major markets. A new technology could render our PrePay system obsolete or significantly reduce the market share afforded to prepaid wireless billing systems like PrePay.

       The market for PhonePrint is competitive. We believe that the primary competitive factors in the cloning fraud prevention market in which we currently compete include product effectiveness and quality, price, service and support capability and compatibility with cloning fraud prevention systems used by the carrier in other geographic markets and by the carrier's roaming partners. There has been a tendency for carriers that purchase cloning fraud prevention systems to purchase products from the company that supplies cloning fraud prevention systems to other carriers with whom the purchasing carrier has a roaming arrangement. As a result, it is significantly more difficult to sell PhonePrint to a carrier if the carrier's roaming partners use cloning fraud prevention systems supplied by a competitor. Furthermore, once a competitor has made a sale of radio frequency-based cloning fraud prevention systems to a carrier, we expect that it is unlikely that we would be able to sell PhonePrint to that carrier.

       Our principal competitor for radio frequency-based cloning fraud prevention systems has been Cellular Technical Services Company, Inc. This competitor has an agreement pursuant to which it has installed its radio frequency-based cloning fraud prevention system in many major U.S. markets. PhonePrint also competes with a number of alternative technologies, including profilers, personal identification numbers and authentication. We are aware of numerous companies, including GTE Telecommunications Services, Inc., Authentix Network, Inc., Systems/Link and Lightbridge, Inc., that currently are or are expected to offer products in the cloning fraud prevention area. The expansion of digital networks and the reluctance of carriers to make further investments in their existing analog infrastructure has eliminated the demand for new PhonePrint systems. Our installed base of PhonePrint systems could be reduced and any recurring revenues associated with PhonePrint could be eliminated if wireless telecommunications carriers implement authentication technology applicable to analog phones as their sole cloning fraud solution in major markets, if U.S. wireless telecommunications carriers adopt a uniform digital standard that reduces the need for digital phones to operate in analog mode while roaming, or if analog phone makers change product designs and/or improve manufacturing standards to a point where the difference from phone to phone in the radio waveform becomes so small that it is difficult for PhonePrint to identify a clone. Any currently available alternative technology or a new technology may render our products obsolete or significantly reduce the market share afforded to radio frequency-based cloning fraud prevention systems like PhonePrint.

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

       To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised entirely of wireless telecommunications carriers. Ericsson Radio Systems AB accounted for greater than 68% of our total revenues in the first six months of 2000. Ericsson accounted for greater than 43% of our total revenues in 1999. In 1998, BellSouth Cellular Corporation and GTE Mobilnet Service Corporation each accounted for greater than 10% of our total revenues, and collectively accounted for over 23% of our total revenues or the year.

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

       We rely on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of June 30, 2000, we had six issued U.S. patent, four pending U.S. patent applications, one issued foreign patent and two pending foreign patent applications. Our success will depend in large part on our ability to obtain patent protection, defend patents once obtained, license third party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others. The patent positions of companies in the wireless telecommunications industry, including us, are generally uncertain and involve complex legal and factual questions. Our patent applications may not result in issued patents and, if patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide competitive advantages to us.

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

When Needed, We May Not Be Able to Raise Funds on Beneficial Terms or At All.

       Our future capital requirements will depend upon many factors, including the commercial success of PrePay, the timing and success of new product introductions, if any, the progress of our research and development efforts, our results of operations, the status of competitive products and the potential acquisition of businesses, technologies or assets. We believe that our combination of existing sources of liquidity and internally generated cash will be sufficient to meet our projected cash needs for at least the next 12 months. However, it is possible that we will require additional financing prior to such date to fund our operations. In addition, we may require additional financing after such date to fund our operations. Additional financing may not be available to us on acceptable terms, or at all, when required by us. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our development or manufacturing programs or obtain funds through arrangements with third parties that may require us to relinquish rights to certain of our technologies or potential products or other assets that we would not otherwise relinquish.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We invest our excess cash and short-term investment in corporate debt securities with high quality credit ratings and maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income earned on investments and, therefore, impact our cash flows and results in operations. At June 30, 2000, we had outstanding a note payable for $1.1 million which matures in 2001. The note has a fixed interest rate of 14.4%. Accordingly, while changes in interest rates may affect the fair market value of the notes, they do not impact our cash flows or results of operations. We are not exposed to risks for changes in foreign currency exchange rates, commodity prices, or any other market rates.

PART II - OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

       From the effective date of Corsair's initial registration statement on Form S-1 on July 29, 1997 (Registration No. 333-28519) to June 30, 2000, the approximate use of the net offering proceeds were $13.2 million for the repayment of indebtedness, $8.4 million for capital expenditures, and $4.3 million for acquisition costs paid through June 30, 1998. The remaining balance from the net proceeds of $39.1 million have been invested in short-term investments, pending future use. All payments were direct or indirect payments to third-parties.

ITEM 5. OTHER EVENTS

       On August 11, 2000, Mr. Peter Currie tendered his resignation as a director. Mr. Currie resigned for personal reasons and not as a result of a disagreement on any matter relating to our operations, policies, or practices.

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


                                   Corsair Communications, Inc.


Date:   August 14, 2000            By: /s/ Martin J. Silver
                                      ------------------------------------------
                                      Martin J. Silver
                                      Chief Financial Officer and Secretary
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)