Form 10-Q
period 2000-09-30
CORSAIR COMMUNICATIONS INC
filed 2000-11-13
CIK 1028285

2


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -------------


                                    FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000.


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


      The number of shares of the Registrant's Common Stock outstanding as of October 31, 2000 was 17,172,757.

                                      INDEX



                                                                        Page No.
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

        Unaudited Condensed Consolidated Balance Sheets as of September
          30, 2000 and December 31, 1999......................................3


        Unaudited Condensed Consolidated Statements of Income for the Three
        and Nine Months Ended September 30, 2000 and 1999 ....................4


        Unaudited Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2000 and 1999 ........................5


        Notes to Condensed Consolidated Financial Statements .................6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................9

Item 3. Quantitative and Qualitative Disclosure About Market Risk............20


Part II.  Other Information

Item 2.  Change in Securities and Use of Proceeds............................21

Item 6.  Exhibits and Reports on Form 8-K ...................................21

Signatures ..................................................................21

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                            CORSAIR COMMUNICATIONS, INC.
                   Unaudited Condensed Consolidated Balance Sheets
                                   (In thousands)



                                                   September 30   December 31
                                                       2000          1999
                                                   ------------ -------------
   Assets

   Cash and cash equivalent                         $    7,741   $    13,686
   Short-term investments                               57,617        39,263
   Trade accounts receivables, net                       6,996        11,548
   Inventories, net                                      3,109         4,346
   Prepaids and other assets                             3,099         1,475
   Current portion of notes receivable                     343           385
                                                   ------------ -------------
     Total current assets                               78,905        70,703
   Notes receivable, net of current portion              1,083         1,325
   Property and equipment, net                           3,222         3,458
   Other assets                                          1,151         1,197
                                                   ------------ -------------
     Total assets                                   $   84,361   $    76,683
                                                   ============ =============

   Liabilities and Stockholders' Equity

   Accounts payable                                 $    2,984   $     2,273
   Accrued benefits                                      1,522         1,987
   Accrued expenses                                      9,994         8,338
   Current portion of notes payable                         --           737
   Deferred revenue                                      7,295         6,063
                                                   ------------ -------------
     Total current liabilities                          21,795        19,398
   Notes payable, net of current portion                    --           670
                                                   ------------ -------------
     Total liabilities                                  21,795        20,068
                                                   ------------ -------------
   Common Stock                                             18            18
   Notes receivable from stockholders                     (115)         (272)
   Additional paid-in capital                          107,577       106,445
   Accumulated deficit                                 (34,755)      (43,740)
   Treasury stock, at cost, 1,181,639 and              (10,132)       (5,741)
    1,075,000 shares in 2000 and 1999,
    respectively
   Deferred compensation                                   (27)          (95)
                                                   ------------ -------------
     Total stockholders' equity                         62,566        56,615
                                                   ------------ -------------
     Total liabilities and stockholders' equity     $   84,361   $    76,683
                                                   ============ =============


    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
            Unaudited Condensed Consolidated Statements of Income
                        (In thousands, except share data)

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                     2000       1999        2000       1999
                                  ---------------------- ----------------------

  Revenues:
     Hardware                      $   3,986   $  8,463   $  13,551   $ 26,000
     Software                          7,165      5,183      21,441     12,094
     Service                           4,133      3,441      13,425     10,317
                                  ----------- ---------- ----------- ----------
        Total revenues                15,284     17,087      48,417     48,411
                                  ----------- ---------- ----------- ----------

  Cost of revenues:
     Hardware                          2,980      4,656       9,906     13,341
     Software                            253        393         840      1,006
     Service                           1,626      1,375       4,042      4,220
                                  ----------- ---------- ----------- ----------
       Total cost of revenues          4,859      6,424      14,788     18,567
                                  ----------- ---------- ----------- ----------
       Gross profit                   10,425     10,663      33,629     29,844
                                  ----------- ---------- ----------- ----------

  Operating costs and expenses:
     Research and development          3,140      2,563       9,348      8,572
     Sales and marketing               3,121      2,930       9,623     10,339
     General and administrative        1,443      1,826       4,509      5,034
     Reorganization costs                 --         --          --        856
                                  ----------- ---------- ----------- ----------
       Total operating costs and
         expenses                      7,704      7,319      23,480     24,801
                                  ----------- ---------- ----------- ----------
       Operating income                2,721      3,344      10,149      5,043

  Loss on sale of assets                  --         --          --     (2,176)
  Interest income net                  1,269        505       2,871      1,270
                                  ----------- ---------- ----------- ----------
       Income before income taxes      3,990      3,849      13,020      4,137
Income taxes                           1,236        982       4,035        984
                                  ----------- ---------- ----------- ----------
Net income                         $   2,754   $  2,867   $   8,985   $  3,153
                                  =========== ========== =========== ==========

Basic and diluted net income per share data:
    Basic net income per share     $    0.16   $   0.16   $    0.52   $   0.18
                                  =========== ========== =========== ==========
    Shares used in basic per          17,300     17,502      17,266     17,702
      share calculation           =========== ========== =========== ==========

    Diluted net income per share   $    0.15   $   0.16   $    0.49   $   0.17
                                  =========== ========== =========== ==========
    Shares used in diluted per        18,368     18,073      18,524     18,677
      share calculation           =========== ========== =========== ==========





    See accompanying notes to Condensed Consolidated Financial Statements

                          CORSAIR COMMUNICATIONS, INC.
          Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                    --------------------------
                                                       2000          1999
                                                    ------------ -------------
Cash flows from operating activities:
  Net income                                          $   8,985    $    3,153
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                        2,012         2,959
     Amortization of deferred compensation                   68           149
     Noncash loss on disposition of assets                   --           914
     Noncash reorganization costs                            --           412
     Changes in operating assets and liabilities:
       Trade accounts receivable                          4,552        (2,794)
       Inventories                                        1,237         1,794
       Prepaid expenses and other assets                 (1,881)         (186)
       Accounts payable and accrued expenses              1,902         2,264
       Deferred revenue                                   1,232         1,401
                                                    ------------ -------------
         Net cash provided by operating activities       18,107        10,066
                                                    ------------ -------------

Cash flows from investing activities:
  Purchase of short-term investments                    (49,871)       (2,153)
  Proceeds from sales and maturities of short-term       31,517        13,842
    investments
  Purchases of property and equipment                    (1,473)         (220)
                                                    ------------ -------------
         Net cash provided by (used in) investing       (19,827)       11,469
           activities                               ------------ -------------

Cash flows from financing activities:
  Proceeds from stock options and purchase plans          1,132           485
  Repurchase of common stock                             (4,391)       (2,788)
  Principal payments on debt obligations                 (1,407)         (471)
  Proceeds from note receivable from stockholder            157           100
  Proceeds from notes receivable                            284           117
  Principal payments on capital leases                       --          (556)
                                                    ------------ -------------
         Net cash used in financing activities           (4,225)       (3,113)
                                                    ------------ -------------

  Net increase (decrease) in cash and cash               (5,945)       18,422
    equivalents
  Cash and cash equivalents, beginning of period         13,686         4,196
                                                    ------------ -------------
  Cash and cash equivalents, end of period           $    7,741   $    22,618
                                                    ============ =============

Cash paid:
  Interest                                           $       78   $       238
                                                    ============ =============
  Income taxes                                       $    3,918   $        27
                                                    ============ =============
Noncash financing and investing activities:
  Note recceivable in exchange for net assets sold   $       --   $     1,976
                                                    ============ =============
  Options vesting in reorganization costs            $       --   $       357
                                                    ============ =============


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

   The following tables set forth the computations of shares and net income used in the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per share data):
                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                     2000       1999        2000       1999
                                  ---------------------- ----------------------


Basic net income per share data:
  Net Income                       $   2,754   $  2,867   $   8,985   $  3,153
                                  =========== ========== =========== ==========
  Actual weighted average common
   shares outstanding for the
   period                          $  17,300   $ 17,502   $  17,266   $ 17,702
                                  =========== ========== =========== ==========
  Basic net income per share       $    0.16   $   0.16   $    0.52   $   0.18
                                  =========== ========== =========== ==========

Diluted net income per share data:
  Actual weighted average common
    shares outstanding for the
    period                            17,300     17,502      17,266     17,702
  Effect of dilutive securities:
        Employee stock options         1,068        571       1,258        975
                                  =========== ========== =========== ==========
  Shares used in diluted per          18,368     18,073      18,524     18,677
    share calculation             =========== ========== =========== ==========
  Diluted net income per share     $    0.15   $   0.16   $    0.49   $   0.17
                                  =========== ========== =========== ==========


3.    Inventories

   Inventories are stated at the lower of cost or market and are summarized as follows (in thousands):

                                                      September    December
                                                      30, 2000     31, 1999
                                                     -----------   ----------
    Raw materials                                    $  1,091      $    948
    Finished goods                                      1,040         2,235
    Evaluation inventory                                  978         1,163
                                                     -----------   ----------
                                                     $  3,109      $  4,346
                                                     ===========   ==========

4.     Common Stock Repurchase

   During the nine months ended September 30, 2000, we repurchased 420,000 shares of our common stock at a cost of $4.4 million. During the year ended December 31, 1999, we repurchased 1,075,000 shares of our common stock at a cost of $5.7 million.

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

7.    Segment Information

   Corsair has adopted the provision of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas,and major customers.The method for determining what information to report is based on the way that management organizes the operating segments within Corsair for making operating decisions and assess-ing financial performance.

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

8.    Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities". We are required to adopt SFAS No. 133 in the first quarter of fiscal year 2001. We do not anticipate the SFAS No. 133 will have a material impact on our financial statements.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are required to adopt SAB 101 in the fourth quarter of fiscal year 2000. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". FASB Interpretation No. 44 clarifies the application of APB opinion No. 25 for certain issues. Corsair adopted FASB interpre-tation No. 44 effective July 1, 2000.

9.     Subsequent Event

   On October 26, 2000, we signed a definitive agreement under which we will merge with Lightbridge, Inc., a leading enabler of customer relationship management solutions for communications service providers. Under the terms of the agreement, Lightbridge, Inc. will issue 0.5978 shares of its common stock for each common share of our stock. Total shares expected to be issued by Lightbridge, Inc. will approximate 10.5 million. The transaction, valued at approximately $165 million based on Corsair's October 25, 2000 closing stock price, is expected to be accounted for as a pooling of interests. The transaction is anticipated to close in the first quarter of 2001, subject to shareholder approval.

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

Overview

   Corsair Communications, Inc. is a leading provider of system solutions for the global wireless industry. Our PrePay(TM) billing system provides wireless telecommunications carriers with a software solution designed to integrate with the upcoming Wireless Intelligent Network standards. We believe that PrePay currently serves over 14 million subscribers. Our PhonePrint(R) system has proven highly effective in reducing cloning fraud. We believe PhonePrint has prevented hundreds of millions of fraudulent call attempts and saved our customers millions of dollars in fraud losses. We believe that our products can provide a number of benefits to wireless telecommunications carriers, including reduced costs, improved cash flow, increased market penetration and improved customer service.

   On October 26, 2000, we signed a definitive agreement under which we will merge with Lightbridge, Inc., a leading enabler of customer relationship management solutions for communications service providers. Under the terms of the agreement, Lightbridge, Inc. will issue 0.5978 shares of its common stock for each common share of our stock. Total shares expected to be issued by Lightbridge, Inc. will approximate 10.5 million. The transaction, valued at approximately $165 million based on Corsair's October 25, 2000 closing stock price, is expected to be accounted for as a pooling of interests. The transaction is anticipated to close in the first quarter of 2001, subject to shareholder approval.

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

Results of Operations

   Revenues: For the three months ended September 30, 2000, total revenues were $15.3 million, compared with $17.1 million for the same period in 1999. For the nine months ended September 30, 2000, total revenues were $48.4 million compared with $48.4 million for the comparable period in 1999. The decrease in revenues for the three months ended September 30, 2000 was primarily due to the decline in PhonePrint hardware revenue as, the growth in the installed base of PhonePrint units has continued to slow. The decrease in hardware revenue was partially offset with the increase in software revenues, due to the continuing growth of our PrePay product. Service revenues increased due to the increase in PrePay installations and the corresponding consulting and maintenance work. For the nine months ended September 30, 2000, international revenues comprised 78% of total revenues, compared with 72% of total revenues for the same period in 1999. We expect international revenues to increase both in absolute dollars as well as in a percentage of revenues, as PrePay continues its growth in sales in the international markets.

   Gross Profit: Gross profit increased to 68% of total revenues in the three months ended September 30, 2000 from 62% of revenues in the comparable period of 1999. For the nine months ended September 30, 2000 gross profit was 69% of total revenue, up from 62% for the same period of 1999. The increase in gross profit was due primarily to improved software revenue margins resulting from increased PrePay license sales. Software margins contributed $6.9 million to gross profit for the three months ended September 30, 2000 and $20.6 million for the nine months ended September 30, 2000. Service gross profit of $2.5 million and $9.4 million for the three and nine months ended September 30, 2000, was the result of increased PrePay installations along with professional services provided to the larger installed based. Hardware gross profit of $1.0 million in the three months ended September 30, 2000 decreased from $3.8 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, and 1999, hardware gross margin decreased to $3.6 million from $12.7 million.

   Research and Development: For the three months ended September 30, 2000, research and development expenses were $3.1 million compared with $2.6 million for the same period of 1999, an increase of $577,000 or 23%. For the nine months ended September 30, 2000, research and development expenses were $9.3 million compared with $8.6 million for the same period of 1999, an increase of 9%. The increase in research and development expenses was due primarily to the development of new products such as PrePay Open and PhoneFuel. Research and development expenses were 19% and 18% of revenues for the nine months ended September 30, 2000 and 1999, respectively.

   Sales and Marketing: For the three months ended September 30, 2000, sales and marketing expenses were $3.1 million compared with $2.9 million for the same period of 1999, an increase of $191,000 or 7%. For the nine months ended September 30, 2000, sales and marketing expenses were $9.6 million compared with $10.3 million for the same period of 1999, a decrease of 7%. The increase in sales and marketing expense for the three months ended September 30, 2000 was due to increased salary costs relating to marketing and customer support. The decrease in the nine months ended September 30, 2000 was due to lower headcount and other related expenses in the sales organization, resulting from a shift from the direct sales channel in the latter half of 1999. Sales and marketing expenses were 20% and 21% of revenues for the nine months ended September 30, 2000 and 1999, respectively.

   General and Administrative: For the three months ended September 30, 2000, general and administrative expenses were $1.4 million compared with $1.8 million for the same period of 1999, a decrease of $383,000 or 21%. For the nine months ended September 30, 2000, general and administrative expenses were $4.5 million compared with $5.0 million for the same period of 1999, a decrease of 11%. The decrease for the three and nine months ended September 30, 2000 was due to lower professional service costs as well as a non recurring bad debt expense taken in 1999. General and administrative expenses were 9% and 10% of revenues for the nine months ended September 30, 2000 and 1999, respectively.

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

   Interest Income, Net: Net interest income consists of interest income from our cash and short-term investments, net of interest expense on our equipment and other loans, and other non-operating income. The increase in net interest income for the three and six months ended September 30, 2000 was due to an increased balance in short-term investments to $57.6 million on September 30, 2000 from $22.7 million on September 30, 1999. In addition, leases payable and notes payable were paid in full during the period, resulting in lower interest expense.


Liquidity and Capital Resources

   As of September 30, 2000, our cash and short-term investments were $65.4 million compared with $52.9 million at December 31, 1999. The increase is primarily a result of cash generated by operations of $18.1 million, stock option and purchase plan activities of $1.1 million and collections of all notes of $441,000. These cash inflows were partially offset by cash outflows for investing and financing activities, such as purchase of capital equipment of $1.5 million, repurchase of common stock of $4.4 million and notes and lease payments of $1.4 million.

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

Failure to complete the previously announced proposed merger with Lightbridge, Inc. could negatively impact our stock price and future business and operations.

   The closing of the proposed merger with Lightbridge is subject to the satisfaction of specified closing conditions, including the vote of our stockholders in favor of adopting the merger agreement. If the merger with Lightbridge is not completed for any reason, we may be subject to a number of material risks, including the following:

      the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

      various costs of the merger, such as legal and accounting fees and the expenses and fairness opinion fees of our financial advisor, must be paid even if the merger is not completed.

   Furthermore, if the merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid to us in the merger.



We Are Dependent on PrePay

   We anticipate that PrePay, our prepaid metered billing solution, will account for a majority of our revenues for the remainder of 2000. As a result, our future operating results will depend on the demand for and market acceptance of PrePay. To date, only a small number of wireless carriers have deployed PrePay, and the rate of adoption of the PrePay system will need to increase significantly in order to achieve our revenue targets.

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

We Rely on Ericsson as Our Only Marketing Partner for PrePay.

   Our PrePay product has been sold commercially primarily by Ericsson. Ericsson, from time to time, may evaluate and seek to distribute or acquire alternative vendor's prepaid product offerings. Any change in the terms of Ericsson's partnership or Ericsson's desire to discontinue our relationship would drastically affect sales of PrePay. Although our direct sales force has begun to sell PrePay Open, our sales force may not be effective and PrePay Open may never gain market acceptance.

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

   To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers, comprised entirely of wireless telecommunications carriers. Ericsson Radio Systems AB accounted for greater than 67% of our total revenues in the nine months ended September 30, 2000. Ericsson accounted for greater than 43% of our total revenues in 1999. In 1998, BellSouth Cellular Corporation and GTE Mobilnet Service Corporation each accounted for greater than 10% of our total revenues, and collectively accounted for over 23% of our total revenues or the year.

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

   We rely on a combination of patent, trade secret, copyright and trademark protection and nondisclosure agreements to protect our proprietary rights. As of September 30, 2000, we had six issued U.S. patent, four pending U.S. patent applications, one issued foreign patent and two pending foreign patent applications. Our success will depend in large part on our ability to obtain patent protection, defend patents once obtained, license third party proprietary rights, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others. The patent positions of companies in the wireless telecommunications industry, including us, are generally uncertain and involve complex legal and factual questions. Our patent applications may not result in issued patents and, if patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide competitive advantages to us.

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





PART II - OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

   From the effective date of Corsair's initial registration statement on Form S-1 on July 29, 1997 (Registration No. 333-28519) to September 30, 2000, the approximate use of the net offering proceeds were $14.6 million for the repayment of indebtedness, $9.9 million for capital expenditures, and $4.3 million for acquisition costs paid through June 30, 1998. The remaining balance from the net proceeds of $39.1 million have been invested in short-term investments, pending future use. All payments were direct or indirect payments to third-parties.


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


                                    Corsair Communications, Inc.


Date: November 9, 2000        By: /s/ Martin J. Silver

                                Martin J. Silver
                                    Chief Financial Officer and Secretary
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)